Form 10-Q
period 2001-06-30
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2001-08-13
CIK 1037927, 933401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                           TELEPHONE: (441) 295-2244

                        COMMISSION FILE NUMBER: 0-25456

                        BERMUDA                                                 13-3795510
            (JURISDICTION OF INCORPORATION)                            (IRS IDENTIFICATION NUMBER)

                                GLOBALSTAR, L.P.
                                3200 ZANKER ROAD
                               SAN JOSE, CA 95134
                           TELEPHONE: (408) 933-4000

                       COMMISSION FILE NUMBER: 333-25461

                        DELAWARE                                                13-3759024
             (JURISDICTION OF REGISTRATION)                            (IRS IDENTIFICATION NUMBER)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

     As of July 16, 2001, there were 110,451,541 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Globalstar Telecommunications Limited (A General Partner of
         Globalstar, L.P.)...........................................
                                                                         2
         Globalstar, L.P.............................................
                                                                         9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................
                                                                        20
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................
                                                                        30
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................
                                                                        31
Item 2.  Changes in Securities and Use of Proceeds...................
                                                                        31
Item 3.  Defaults Upon Senior Securities.............................
                                                                        32
Item 4.  Submission of Matters to Vote of Security Holders...........
                                                                        32
Item 5.  Other Information...........................................
                                                                        32
Item 6.  Exhibits and Reports on Form 8-K............................
                                                                        32
Signatures...........................................................
                                                                        33

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................
  Dividends receivable......................................
  Ordinary partnership interests............................
  Ordinary partnership warrants.............................
                                                              -----------    -----------
          Total assets......................................  $        --    $        --
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $    17,280    $     3,308
  Equity losses in excess of partnership interests in
     Globalstar.............................................      747,031        683,339
                                                              -----------    -----------
          Total current liabilities.........................      764,311        686,647
                                                              -----------    -----------
Commitments and contingencies (Note 5)
Shareholders' equity (deficit):
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,383,895 and 4,396,095 shares outstanding at June
      30, 2001 and December 31, 2000, respectively, $219
      million and $220 million redemption value at June 30,
      2001 and December 31, 2000, respectively).............      212,791        213,383
     9% Series B convertible redeemable preferred stock
      (1,713,533 and 2,958,490 shares outstanding at June
      30, 2001 and December 31, 2000, respectively, $86
      million and $148 million redemption value at June 30,
      2001 and December 31, 2000, respectively).............       83,149        143,561
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (110,449,392 and 108,025,016 shares
     outstanding at June 30, 2001 and December 31, 2000,
     respectively)..........................................      110,449        108,025
  Paid-in capital...........................................    1,139,835      1,081,255
  Warrants..................................................       11,268         11,268
  Accumulated deficit.......................................   (2,321,803)    (2,244,139)
                                                              -----------    -----------
          Total shareholders' equity (deficit)..............     (764,311)      (686,647)
                                                              -----------    -----------
          Total liabilities and shareholders' equity
             (deficit)......................................  $        --    $        --
                                                              ===========    ===========

---------------
Note: The December 31, 2000 balance sheet has been derived from audited consolidated financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                     2001       2000        2001        2000
                                                   --------    -------    --------    --------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P. .....  $ 37,709    $83,811    $ 63,692    $166,013
Amortization of excess carrying value in
  Globalstar, L.P. ..............................               10,701                  20,385
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests................                7,771                  15,280
                                                   --------    -------    --------    --------
Net loss.........................................    37,709     86,741      63,692     171,118
Preferred dividends on convertible redeemable
  preferred stock................................     6,593      7,771      13,972      15,280
                                                   --------    -------    --------    --------
Net loss applicable to common shareholders.......  $ 44,302    $94,512    $ 77,664    $186,398
                                                   ========    =======    ========    ========
Net loss per share -- basic and diluted..........  $   0.40    $  0.98    $   0.71    $   1.95
                                                   ========    =======    ========    ========
Weighted average shares outstanding -- basic and
  diluted........................................   109,619     96,911     109,076      95,557
                                                   ========    =======    ========    ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(63,692)   $(171,118)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................    77,664      166,013
  Amortization of excess carrying value in Globalstar,
     L.P. ..................................................                 20,385
  Dividends accrued on redeemable preferred partnership
     interests..............................................   (13,972)          --
                                                              --------    ---------
  Net cash provided by operating activities.................        --       15,280
                                                              --------    ---------
INVESTING ACTIVITIES:
  Purchase of ordinary partnership interests in Globalstar,
     L.P. ..................................................               (270,367)
                                                              --------    ---------
  Net cash used in investing activities.....................        --     (270,367)
                                                              --------    ---------
FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................                  1,896
  Net proceeds from sale of common stock....................                268,471
  Payment of preferred stock dividends......................                (15,280)
                                                              --------    ---------
  Net cash provided by financing activities.................        --      255,087
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $     --    $      --
                                                              ========    =========
NONCASH TRANSACTIONS:
  Common stock issued upon conversion of convertible
     preferred securities...................................  $ 61,004
                                                              ========
  Change in fair value of stock compensation for the benefit
     of Globalstar..........................................              $ (17,953)
                                                                          =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2000.

     GTL, a general partner of Globalstar, L.P., a Delaware limited partnership ("Globalstar"), was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar in proportion to its interests in the general partner interests outstanding. GTL, as a general partner of Globalstar, is jointly and severally liable with the other general partner for the recourse obligations of Globalstar, which GTL estimates to be approximately $1.4 billion as of June 30, 2001. As a result of its general partner status, GTL has recorded a cumulative liability of $747.0 million. Future funding or other assets, if any, of GTL may be utilized to fund this general partner liability.

2.  ORGANIZATION AND BUSINESS

     As of June 30, 2001, GTL owned 41.8% of the outstanding ordinary partnership interests, 100% of the outstanding 8% RPPIs and 100% of the outstanding 9% RPPIs of Globalstar. As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 ("senior notes due 2004 and 2005"). Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained legal counsel and financial advisers. Globalstar is currently developing a new business plan that would form the basis for restructuring the company's finances. While this business plan has not been completed, Globalstar has determined that a consolidation of Globalstar and some of its service providers will be required to provide a consistent Globalstar service offering and allow for the operating efficiencies required to bring Globalstar to profitability. The final business plan will likely be based on such a consolidation and will require additional financing to fund operations. If it is unable to effectuate a restructuring acceptable to its creditors, Globalstar will likely be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term obligations and dividend payments on its 8% RPPIs and 9% RPPIs and its difficulty in securing additional financing raise substantial doubt about its ability to achieve financial viability. These factors, in turn, raise doubt regarding GTL's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three and six months ended June 30, 2001 and 2000, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011, (the "8% Preferred Stock") into 9.4 million and 9.5 million common shares for the three months ended June 30, 2001 and 2000, respectively, and into 9.4 million and 9.5 million common shares for the six months ended June 30, 2001 and 2000, respectively; (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011, (the "9% Preferred Stock") into 4.1 million and 5.8 million common shares for the three months ended June 30, 2001 and 2000, respectively, and into
4.7 million and 5.8 million common shares for the six months ended June 30, 2001 and 2000, respectively, and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million and 9.1 million common shares for the three months ended June 30, 2001 and 2000, respectively, and into 12.0 million and 8.9 million shares for the six months ended June 30, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three and six months ended June 30, 2001 and 2000, respectively.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4.  RESTRUCTURING

     During 2001 Globalstar has reviewed its operating costs and implemented cost saving measures. During the first six months of 2001, Globalstar incurred a restructuring charge of approximately $5.0 million, of which $4.1 million has been paid out as of June 30, 2001. The charge consisted of the following: employee separation costs of $0.9 million relating to approximately 80 employees terminated on March 14, 2001; fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $3.2 million, and fees paid to the bondholders' legal counsel and financial advisors of $0.9 million, substantially all of which has been paid. Globalstar expects to further reduce its staffing in the third quarter to 180 employees, thus effectively reducing its personnel to the minimum number of employees essential to sustain current operations. The costs related to this reduction in force will be reflected in the third quarter.

     On July 18, 2001, GTL announced the appointment of Mr. Ira E. Goldberg as restructuring officer for GTL and the contemporaneous resignations of Bernard L. Schwartz, Michael P. DeBlasio, Robert B. Hodes, Arthur L. Simon and Eric J. Zahler from the GTL board of directors. The executive officers of GTL have also resigned their positions as of July 18. Mr. Goldberg will report directly to the GTL board and will, among other duties, represent the interests of the board and the shareholders of GTL in connection with any restructuring of the obligations of Globalstar. The GTL board has also retained its own outside counsel, Robinson Brog Leinwand Greene Genovese & Gluck, P.C., to advise it on restructuring and other GTL business matters.

5.  COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants moved to dismiss the amended complaint for failure to state a cause of action. The motions will be heard together in September. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar does not believe that the petition has merit and intends to contest it.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

     Two contractual issues have recently arisen between Globalstar and Ericsson OMC Limited ("Ericsson"). Ericsson has taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). Ericsson has filed demands for arbitration with the American Arbitration Association that seeks monetary damages in the amount of $64.0 million. Globalstar seeks to mitigate these asserted damages and may seek a right of offset to any such damages claimed by Ericsson. The arbitration procedures are scheduled in August 2001.

     Starting in mid-March of this year, we detected anomalous behavior in three Globalstar satellites and removed them from service. After several months of analysis and testing, service was recently restored on one of the satellites, which is now processing calls as usual. The remaining two satellites have failed, and two in-orbit spare satellites are now being maneuvered into position to replace them: one in September and one in November. The remaining net book value associated with the two failed satellites of $4.4 million has been expensed in the current period, net of $2.4 million of anticipated warranty recovery due from the manufacturer.

     Until the satellite replacements are made, there will be a minor effect on service in about half of the Globalstar gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and six service outages per day for durations ranging from six seconds to approximately five minutes per outage. We expect these outages to drop by about half with the replacement of the first satellite and to disappear altogether with the replacement of the second.

     The cause of the satellite failures has not been determined with certainty, but it appears likely that they were caused by a temporarily severe space environment. These environmental conditions have now passed and are not expected to return for 10 or more years. We have seen no indication suggesting that the failures were due to a design defect or to a production error. Additionally, we have seen no similar anomalies in any of our satellites since these events occurred. Therefore, we have no reason to believe that other Globalstar satellites will experience similar failures.

                                GLOBALSTAR, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    85,723   $   174,401
  Restricted cash...........................................       11,912        22,448
  Accounts receivable, net of allowance of $0 at June 30,
    2001 and $41 at December 31, 2000.......................        1,278           422
  Production gateways and user terminals....................       60,782        58,832
  Other current assets......................................       12,022         6,721
                                                              -----------   -----------
        Total current assets................................      171,717       262,824
Property and equipment:
  Globalstar System, net....................................      238,642       264,856
  Other property and equipment, net.........................          970           516
                                                              -----------   -----------
                                                                  239,612       265,372
Globalstar System under construction........................        3,121         1,634
Additional spare satellites.................................       20,271        14,758
Deferred financing costs....................................       96,886       125,176
Other assets................................................       31,763        32,512
                                                              -----------   -----------
        Total assets........................................  $   563,370   $   702,276
                                                              ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Current liabilities:
  Term loans payable to affiliates..........................  $   400,000   $   400,000
  Revolving credit facility to affiliates...................      100,000       100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................    1,412,786     1,407,941
  Accounts payable..........................................        6,671        13,546
  Payable to affiliates.....................................       22,385        30,733
  Vendor financing liability................................      651,305       590,372
  Dividends payable.........................................       17,280         3,308
  Accrued expenses..........................................        9,730        18,997
  Accrued interest..........................................      141,702        34,224
                                                              -----------   -----------
        Total current liabilities...........................    2,761,859     2,599,121
Deferred revenues...........................................       34,886        37,952
Vendor financing liability, net of current portion..........      177,776       198,051
Accrued interest on notes payable...........................       23,737        12,366
Notes payable...............................................      150,000       150,000
Notes payable to affiliates.................................      100,000       100,000
Commitments and contingencies (Note 8)
Partners' capital (deficiency):
  8% Series A convertible redeemable preferred partnership
    interests (4,383,895 and 4,396,095 interests outstanding
    at June 30, 2001 and December 31, 2000, respectively,
    $219 million and $220 million redemption value at June
    30, 2001 and December 31, 2000, respectively)...........           --            --
  9% Series B convertible redeemable preferred partnership
    interests (1,713,533 and 2,958,490 interests outstanding
    at June 30, 2001 and December 31, 2000, respectively,
    $86 million and $148 million redemption value at June
    30, 2001 and December 31, 2000, respectively)...........           --            --
  Ordinary general partnership interests (45,266,844 and
    44,668,233 interests outstanding at June 30, 2001 and
    December 31, 2000, respectively)........................   (2,648,516)   (2,359,170)
  Ordinary limited partnership interests (19,937,500 and
    19,937,500 interests outstanding at June 30, 2001 and
    December 31, 2000, respectively)........................     (239,740)     (239,740)
  Unearned compensation.....................................           (6)          (60)
  Warrants..................................................      203,374       203,756
                                                              -----------   -----------
        Total partners' capital (deficiency)................   (2,684,888)   (2,395,214)
                                                              -----------   -----------
        Total liabilities and partners' capital
        (deficiency)........................................  $   563,370   $   702,276
                                                              ===========   ===========

---------------
 Note: The December 31, 2000 balance sheet has been derived from audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
GROSS REVENUE:
  Gross billings for service....................  $  2,191    $    483    $  4,089    $    660
  Royalty income................................        71         317         143         788
                                                  --------    --------    --------    --------
Total gross revenue.............................     2,262         800       4,232       1,448
  Less, discounts and promotions on service
     revenue....................................      (438)        (92)       (899)       (131)
                                                  --------    --------    --------    --------
Net revenue.....................................     1,824         708       3,333       1,317
                                                  --------    --------    --------    --------
OPERATING EXPENSES:
  Operations....................................    19,433      36,415      41,824      76,065
  Marketing, general and administrative.........    13,640      15,237      24,253      31,258
  Restructuring.................................     1,637                   5,045
  Depreciation and amortization.................     9,493      80,850      19,251     161,018
                                                  --------    --------    --------    --------
          Total operating expenses..............    44,203     132,502      90,373     268,341
                                                  --------    --------    --------    --------
Operating loss..................................    42,379     131,794      87,040     267,024
Interest income.................................    (1,137)     (3,843)     (3,377)     (6,841)
Interest expense................................    95,944      80,994     191,610     157,391
                                                  --------    --------    --------    --------
Net loss........................................   137,186     208,945     275,273     417,574
Preferred distributions on redeemable preferred
  partnership interests.........................     6,593       7,771      13,972      15,280
                                                  --------    --------    --------    --------
Net loss applicable to ordinary partnership
  interests.....................................  $143,779    $216,716    $289,245    $432,854
                                                  ========    ========    ========    ========
Net loss per ordinary partnership
  interest -- basic and diluted.................  $   2.21    $   3.50    $   4.46    $   7.04
                                                  ========    ========    ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..............    64,999      61,862      64,865      61,527
                                                  ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(275,273)   $(417,574)
  Deferred revenues.........................................     (3,066)       8,607
  Amortization of unearned compensation.....................        (46)      (2,923)
  Depreciation and amortization.............................     19,251      161,018
  Non-cash interest expense.................................     32,753       32,622
  Changes in operating assets and liabilities:
     Accounts receivable....................................       (857)        (814)
     Other current assets...................................     (5,301)      (6,801)
     Other assets...........................................     (1,296)      (2,523)
     Accounts payable.......................................     (6,622)       4,025
     Payable to affiliates..................................        800       38,282
     Accrued expenses.......................................     (9,267)      (7,690)
     Accrued interest and other.............................    159,412        1,065
                                                              ---------    ---------
          Net cash used in operating activities.............    (89,512)    (192,706)
                                                              ---------    ---------
INVESTING ACTIVITIES:
  Globalstar System.........................................      7,652      (11,133)
  Payable to affiliates for Globalstar System...............     (7,037)     (25,138)
  Accounts payable..........................................       (253)      (3,786)
  Vendor financing liability................................         --       33,504
                                                              ---------    ---------
  Cash used for Globalstar System...........................        362       (6,553)
  Advances for production gateways and user terminals.......     (8,703)    (124,203)
  Cash receipts for production gateways and user
     terminals..............................................      6,753       73,507
  Receipt and use of restricted cash, net...................     10,536       (2,394)
  Additional spare satellites, net of vendor financing......     (7,529)     (16,501)
  Purchases of property and equipment.......................       (585)        (838)
                                                              ---------    ---------
          Net cash provided by (used in) investing
            activities......................................        834      (76,982)
                                                              ---------    ---------
FINANCING ACTIVITIES:
  Sale of ordinary partnership interests upon exercise of
     options and warrants...................................         --        1,896
  Sale of ordinary partnership interests....................         --      268,471
  Repayment of vendor financing.............................         --      (48,228)
  Distributions on redeemable preferred partnership
     interests..............................................         --      (15,280)
  Borrowings under credit facilities........................         --      350,000
                                                              ---------    ---------
          Net cash provided by financing activities.........         --      556,859
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (88,678)     287,171
Cash and cash equivalents, beginning of period..............    174,401      127,675
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  85,723    $ 414,846
                                                              =========    =========
NONCASH TRANSACTIONS:
  Conversion of redeemable preferred partnership interests
     into ordinary partnership interests....................  $  61,004
                                                              =========
  Change in fair value of QUALCOMM warrants issued in
     connection with vendor financing.......................  $    (382)
                                                              =========
  Dividends accrued.........................................  $  13,972
                                                              =========
  Change in fair value of stock compensation................  $    (100)   $ (17,953)
                                                              =========    =========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  ORGANIZATION AND BUSINESS

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of June 30, 2001, Loral owned, directly and indirectly, 25,163,141 (approximately 39%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. On January 31, 1995, the U.S. Federal Communications Commission ("FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar. On July 17, 2001, the FCC granted a second, conditional satellite constellation license to Globalstar to operate in the 2GHz spectrum band.

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the complete deployment of the Globalstar space segment and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of June 30, 2001, GTL owned 27,266,844 (41.8%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due

                                GLOBALSTAR, L.P.

November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained legal counsel and financial advisers. Globalstar is currently developing a new business plan that would form the basis for restructuring the company's finances. While this business plan has not been completed, Globalstar has determined that a consolidation of Globalstar and some of its service providers will be required to provide a consistent Globalstar service offering and allow for the operating efficiencies required to bring Globalstar to profitability. The final business plan will likely be based on such a consolidation and will require additional financing to fund operations. If it is unable to effectuate a restructuring acceptable to its creditors, Globalstar will likely be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar.

     Globalstar's service providers are generally not earning revenues sufficient to cover their operating costs. In order to reduce service provider cash outflows and sustain service provider operations, Globalstar and its partners agreed on June 25 to defer outstanding gateway purchase and service payments due to Globalstar for four months as part of the short term operating plan, discussed below. As of June 30, 2001, $53.9 million of service provider gateway purchase receivables, which are secured by gateway assets, were outstanding and $958,000 of Globalstar service receivables due from service providers were outstanding. In the event that Globalstar is unable to effectuate a restructuring, cash payment of these obligations would be in doubt.

     In addition to the above actions, Globalstar has proposed that the funding of certain gateway operators by Globalstar may be required to ensure the continuity of the Globalstar service and preserve the value of the Globalstar system for prospective new investors. Accordingly, Globalstar has proposed a short term operating plan which provides for payments to service providers of up to $250,000 per month for certain gateways for a duration of four months. This plan is currently being reviewed, for concurrence, by Globalstar's Ad Hoc Bondholders' Committee. Assuming that such payments are made, the payments will likely be initiated in the third quarter of 2001.

     As of June 30, 2001, Globalstar had approximately $98 million in cash and cash equivalents, including restricted cash. During the remainder of 2001, Globalstar plans to use available funds to cover its cash outflow which it expects to include operating costs of approximately $28 million, gateway payments to Globalstar service providers of $19 million, progress payments toward the cost of procurement of eight spare satellites being constructed by SS/L of approximately $10 million and for the development and maintenance of the ground segment by QUALCOMM of $15 million. In addition, Globalstar expects to pay QUALCOMM, net of receipts from service providers for gateway sales, approximately $5 million for the cost of the production gateways. Globalstar expects it will expend an additional $19 million during the remainder of 2001 for working capital requirements and restructuring and refinancing costs. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term debt obligations and RPPIs, and its difficulty in securing additional financing raise substantial doubt about its ability to achieve financial viability. These factors, in turn, raise doubt regarding Globalstar's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Globalstar has incurred cumulative ordinary partnership losses of $4.7 billion

                                GLOBALSTAR, L.P.

through June 30, 2001, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the six months ended June 30, 2001 and 2000, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million and 2.3 million ordinary partnership interests for the three months ended June 30, 2001 and 2000, respectively and into 2.3 million and 2.3 million ordinary partnership interests for the six months ended June 30, 2001 and 2000, respectively; (ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.0 million and 1.4 million ordinary partnership interests for the three months ended June 30, 2001 and 2000, respectively, and into 1.2 million and 1.4 million ordinary partnership interests for the six months ended June 30, 2001 and 2000, respectively, and (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 10.8 million and 9.0 million ordinary partnership interests for the three months ended June 30, 2001 and 2000, respectively, and into 10.8 million and 7.8 million ordinary partnership interests for the six months ended June 30, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and six months ended June 30, 2001 and 2000, respectively.

  Additional Spare Satellites

     In connection with Globalstar's plan to suspended indefinitely principal and interest on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations, Globalstar has ceased the capitalization of interest for the assets under construction, consisting of eight on-ground spare satellites.

  Production Gateways and User Terminals

     These assets include both user terminals and receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. The collection of some of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar will retain title to these gateways. In the quarter ended June 30, 2001, Globalstar suspended collection on all outstanding production gateway receivables.

  Gross Billings for Service

     Globalstar provides satellite services under agreements with its service providers and recognizes revenue as satellite services are provided. Gross billings for service represents the billable usage at the contracted rate for the respective services provided net of amounts for which collectibility is not reasonably assured. Net service revenue reflects Globalstar's service revenue after promotions and discounts provided to service providers.

                                GLOBALSTAR, L.P.

  Royalties

     Royalty income is comprised of royalty payments for Globalstar user terminals sold by user terminal manufacturers. Revenue is recognized as units are shipped by the user terminal manufacturers. In limited circumstances, Globalstar rather than the manufacturer ships the user terminals to service providers. In these cases, the royalties are not recognized until Globalstar ships the user terminal to the service provider.

  Research and Development Expense

     Globalstar's research and development costs, which are expensed as incurred, were $1.1 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively, and $3.1 million and $3.2 million for the six months ended June 30, 2001 and 2000, respectively, and are included in operations expense.

  User Terminal Rebates and Subsidies

     In some cases Globalstar provides rebates to service providers who offer rebates to end users and subsidies to service providers for user terminal purchases from manufacturers. These rebates and subsidies are accounted for as marketing expenses as incurred. These rebates and other financial assistance are not linked to contractual service periods with either the service providers or end users and there is no pattern of billable minutes or revenue that suggests a linkage to these arrangements.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar will adopt SFAS No. 142 on January 1, 2002. Management does not believe that adopting this pronouncement will have significant impact on its financial position or its results of operations.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4.  PAYABLES TO AFFILIATES AND VENDOR FINANCING

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million

                                GLOBALSTAR, L.P.

credit facility (see Note 5). As of June 30, 2001, $583.2 million was outstanding under this facility (including $83.2 million of accrued interest). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $33.9 million and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants, approximately $123,000, is subject to adjustment based upon the future value of GTL's common stock.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, which are comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and $8 million is expected to be repaid in 2001; $90 million of vendor financing, which bears interest and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the QUALCOMM vendor financing facility. An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility, such extensions also known as the "Tranche A Facility" and "Tranche B Facility" (or the "Tranche A and B Facilities"). Upon an event of default, lenders then holding more than sixty-six and seven-tenths percent (66.7%) of the then aggregate unpaid principal amount of the Tranche A and B Facilities then outstanding would, at their option, have the right to declare all of the amounts and obligations under the Tranche A and B Facilities immediately due and payable. As of August 9, 2001, QUALCOMM had not made such a declaration. The amounts due under the QUALCOMM vendor financing facility have been presented in these financial statements as current liabilities because we expect such debt to become due by June 30, 2002.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                        PAYABLES TO AFFILIATES         VENDOR FINANCING
                                       ------------------------    ------------------------
                                       JUNE 30,    DECEMBER 31,    JUNE 30,    DECEMBER 31,
                                         2001          2000          2001          2000
                                       --------    ------------    --------    ------------
SS/L.................................  $ 4,092       $ 4,984       $245,899      $237,706
QUALCOMM.............................    5,916        14,925        583,182       550,717
Other affiliates.....................   12,377        10,824             --            --
                                       -------       -------       --------      --------
                                        22,385        30,733        829,081       788,423
Less, current portion................   22,385        30,733        651,305       590,372
                                       -------       -------       --------      --------
Long-term portion....................  $    --       $    --       $177,776      $198,051
                                       =======       =======       ========      ========

5.  CREDIT FACILITY

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the

                                GLOBALSTAR, L.P.

$500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement, such extensions also known as "Term Loan A" (defined below) and "Term Loan B" (defined below; or "Term Loans A and B"). Upon an event of default, (i) with the consent of Loral Satellite, Inc., the Administrative Agent, Bank of America, may, or upon the request of Loral Satellite, Inc., the Administrative Agent shall, by notice to Globalstar, declare the Revolver, Term Loan A and Term Loan B to be terminated forthwith and (ii) with the consent of Loral Satellite, Inc., the Administrative Agent, Bank of America, may, or upon the request of Loral Satellite, Inc., the Administrative Agent shall, by notice of default to Globalstar, declare all loans made under the $500 million credit facility (with accrued interest thereon) to be immediately due and payable. As of August 9, 2001, no notice of termination or acceleration had been given to Globalstar. The amounts due under the $500 million credit facility have been presented in these financial statements as current liabilities because we expect such debt to become due by June 30, 2002.

6.  SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest on Globalstar's debt instruments when they become due, and continuance of non-payment for 30 days, is an "event of default" under the terms of the senior note indentures. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4 senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (the "Bonds"). Under the terms of the Bonds, the trustees for Globalstar's senior notes or the holders of at least 25% in principal amount of such notes may declare the principal, accrued but unpaid interest, and liquidated damages (if any) on such securities to be due and payable immediately. The amounts due under the senior notes have been presented in these financial statements as current liabilities because we expect such debts to become due by June 30, 2002 (see Note 2).

     The senior notes rank pari passu with each other and with all of Globalstar's other existing indebtedness. The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

7.  RESTRUCTURING

     During 2001 Globalstar has reviewed its operating costs and implemented cost saving measures. During the first six months of 2001, Globalstar incurred a restructuring charge of approximately $5.0 million, of which $4.1 million has been paid out as of June 30, 2001. The charge consisted of the following: employee separation costs of $0.9 million relating to approximately 80 employees terminated on March 14, 2001; fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $3.2 million, and fees paid to the bondholders' legal counsel and financial advisors of $0.9 million, substantially all of which has been paid. Globalstar expects to further reduce its staffing in the third quarter to 180 employees, thus effectively reducing its personnel to the minimum number of employees essential to sustain current operations. The costs related to this reduction in force will be reflected in the third quarter.

8.  COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in

                                GLOBALSTAR, L.P.

Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants moved to dismiss the amended complaint for failure to state a cause of action. The motions will be heard together in September. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar does not believe that the petition has merit and intends to contest it.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

     Two contractual issues have recently arisen between Globalstar and Ericsson OMC Limited ("Ericsson"). Ericsson has taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). Ericsson has filed demands for arbitration with the

                                GLOBALSTAR, L.P.

American Arbitration Association that seeks monetary damages in the amount of $64.0 million. Globalstar seeks to mitigate these asserted damages and may seek a right of offset to any such damages claimed by Ericsson. The arbitration procedures are scheduled in August 2001.

     Starting in mid-March of this year, we detected anomalous behavior in three Globalstar satellites and removed them from service. After several months of analysis and testing, service was recently restored on one of the satellites, which is now processing calls as usual. The remaining two satellites have failed, and two in-orbit spare satellites are now being maneuvered into position to replace them: one in September and one in November. The remaining net book value associated with the two failed satellites of $4.4 million has been expensed in the current period, net of $2.5 million of anticipated warranty recovery due from the manufacturer.

     Until the satellite replacements are made, there will be a minor effect on service in about half of the Globalstar gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and six service outages per day for durations ranging from six seconds to approximately five minutes per outage. We expect these outages to drop by about half with the replacement of the first satellite and to disappear altogether with the replacement of the second.

     The cause of the satellite failures has not been determined with certainty, but it appears likely that they were caused by a temporarily severe space environment. These environmental conditions have now passed and are not expected to return for 10 or more years. We have seen no indication suggesting that the failures were due to a design defect or to a production error. Additionally, we have seen no similar anomalies in any of our satellites since these events occurred. Therefore, we have no reason to believe that other Globalstar satellites will experience similar failures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar subscriber demand to date has been lower than expected; (ii) an event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005; as a result, these debt obligations are subject to acceleration; (iii) Globalstar has cash to fund its operations only through 2001; (iv) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iv) Globalstar will require additional financing; (v) satellites in orbit may fail prematurely; (vi) severe competition in the telecommunications industry; (vii) Globalstar is subject to regulation and (viii) GTL's recovery of its investment in Globalstar is dependent upon Globalstar's ability to generate or raise additional cash. For a detailed discussion of these factors and conditions, please refer to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

GENERAL OVERVIEW

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests ("RPPIs") in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations.

RESULTS OF OPERATIONS

     Globalstar commenced commercial operations in the first quarter of 2000, and as of June 30, 2001, was providing service through 25 gateways, with an additional operational gateway awaiting licensing approval. Those 25 gateways provide coverage to 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. As of June 30, 2001, Globalstar had approximately 51,600 commercial subscribers on the system. For the three months ended June 30, 2001, Globalstar recorded gross billings for service of $2.2 million and provided approximately 5,384,000 minutes of billable telecommunication services compared to $483,000 and 1,137,000 minutes for the three months ended June 30, 2000. For the six months ended June 30, 2001, Globalstar recorded gross billings for service of $4.1 million and provided approximately 9,429,000 minutes of billable telecommunication services compared to $660,000 and 1,687,000 minutes for the six months ended June 30, 2000. This increase is largely attributable to the continued deployment of service provider gateways and distribution channels and increased penetration of Globalstar's target markets. The discounts and promotions offered for Globalstar service increased to $438,000 for the three months ended June 30, 2001 from $92,000 for the three months ended June 30, 2000 and increased to $899,000 for the six months ended June 30, 2001 from $131,000 for the six months ended June 30, 2000. The increased discounts and promotions are primarily the result of increased system usage.

     Globalstar has offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discounted minutes of use, amounting to approximately $11.7 million in pre-committed gross revenue ($8.8 million net of 25% discount), of which $8.8 million had been received as of June 30, 2001. Of the prepaid committed revenue, $3.1 million and $0.2 million has been recognized for the six months ended June 30, 2001 and 2000, respectively.

     Royalty income relating to Globalstar user terminals sold by user terminal manufacturers declined to $71,000 for the three months ended June 30, 2001 from $317,000 for the three months ended June 30, 2000 and declined to $143,000 for the six months ended June 30, 2001 from $788,000 for the six months ended June 30, 2000. The decline is primarily the result of reduced shipments of Globalstar user terminals from manufacturers as user terminal distribution channel inventories have increased from early service levels and user terminal sales to subscribers have not achieved initial projections.

     Operating Expenses. Operations expense decreased to $19.4 million for the three months ended June 30, 2001 from $36.4 million for the three months ended June 30, 2000 and decreased to $41.8 million for the six months ended June 30, 2001 from $76.1 million for the six months ended June 30, 2000. The decline is primarily the result of reduced gateway installation and testing activity and cost saving measures implemented by Globalstar during the first half of 2001, offset by a satellite impairment charge of $1.9 million. The impairment is the result of the write-off of the remaining net book value of two failed satellites in June 2001, partially offset by anticipated warranty recovery payments due from the manufacturer.

     Marketing, general and administrative expenses decreased to $13.6 million for the three months ended June 30, 2001 from $15.2 million for the three months ended June 30, 2000 and decreased to $24.3 million for the six months ended June 30, 2001 from $31.3 million for the six months ended June 30, 2000. The decrease is primarily the result of decreased advertising and promotional costs in 2001, as the intense marketing effort associated with the introduction of Globalstar service in 2000 has not been repeated in 2001.

     Restructuring costs of $5.0 million were incurred, of which $4.1 million has been paid out, in the six months ended June 30, 2001. The costs consisted of the following: employee separation costs of $0.9 million; fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $3.2 million and fees paid to the bondholders' legal counsel and financial advisors of $0.9 million, substantially all of which has been paid. Additionally, on July 20, 2001, Globalstar notified 163 employees that their employment with Globalstar would be terminated as of September 18, 2001, thus effectively reducing its personnel to the minimum number of employees essential to sustain current operations. As of September 18, 2001, Globalstar expects that its remaining staffing will be approximately 180 employees. The costs related to this reduction in force will be reflected in the third quarter.

     Depreciation and amortization expenses decreased to $9.5 million for the three months ended June 30, 2001 from $80.9 million for the three months ended June 30, 2000 and decreased to $19.3 million for the six months ended June 30, 2001 from $161.0 million for the six months ended June 30, 2000. The decrease is primarily the result of the reduced asset carrying values resulting from asset impairment charges recognized by Globalstar during the fourth quarter of 2000.

     Interest income decreased to $1.1 million for the three months ended June 30, 2001 from $3.8 million for the three months ended June 30, 2000 and decreased to $3.4 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. The decrease is primarily the result of lower average cash balances available for investment during 2001.

     Interest expense increased to $95.9 million for the three months ended June 30, 2001 from $81.0 million for the three months ended June 30, 2000 increased to $191.6 million for the six months ended June 30, 2001 from $157.4 million for the six months ended June 30, 2000. This increase is the result of increased outstanding debt balances, which are subject to higher interest rates in the event of default, and Globalstar ceasing to capitalize interest in the first quarter of 2001.

     Preferred distributions decreased to $6.6 million for the three months ended June 30, 2001 from $7.8 million for the three months ended June 30, 2000 and decreased to $14.0 million for the six months ended June 30, 2001 from $15.3 million for the six months ended June 30, 2000. The decrease is primarily the result of conversions of the 8% and 9% convertible redeemable preferred partnership interests that occurred during 2000 and the first half of 2001.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $143.8 million for the three months ended June 30, 2001 from $216.7 million for the three months ended June 30, 2000 and decreased to $289.2 million for the six months ended June 30, 2001 from $432.9 million for the six months ended June 30, 2000.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, Globalstar had approximately $98 million in cash and cash equivalents, including restricted cash. During the remainder of 2001, Globalstar plans to use available funds to cover its cash outflow which it expects to include operating costs of approximately $28 million, gateway payments to Globalstar service providers of $19 million, progress payments toward the cost of procurement of eight spare satellites being constructed by SS/L of approximately $10 million and for the development and maintenance of the ground segment by QUALCOMM of $15 million. In addition, Globalstar expects to pay QUALCOMM, net of receipts from service providers for gateway sales, approximately $5 million for the cost of the production gateways. Globalstar expects it will expend an additional $19 million during the remainder of 2001 for working capital requirements and restructuring and refinancing costs. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests. These cash requirements assume the deferral of outstanding gateway purchase and service payments due to Globalstar.

     Cash and cash equivalents, including restricted cash, decreased from $197 million at December 31, 2000 to $98 million at June 30, 2001. The net decrease is primarily the result of net cash used in operating activities of $89 million, net disbursements for production gateways and user terminals of $2 million and net expenditures for additional spare satellites of $8 million.

     We do not expect that Globalstar will be generating sufficient revenues at the conclusion of 2001 to continue operations for a significant period beyond 2001 without additional financing. It is expected that

Globalstar's revised business plan and restructuring proposal will include provisions for additional financing from new investments in Globalstar to be made prior to the conclusion of 2001. There can be no assurance that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will cease to operate as a going concern after 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar will adopt SFAS No. 142 on January 1, 2002. Management does not believe that adopting this pronouncement will have significant impact on its financial position or its results of operations.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only 51,600 commercial subscribers by June 30, 2001, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. By announcing a financial restructuring, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations and, ultimately, generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. We cannot be sure that these service providers will be successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. We cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. We have been informed by one service provider that the service provider has decided to terminate services from one of its gateways. The schedule for the termination of services from this gateway, the coverage area of which can largely be served by remaining gateways, has not been determined. A second service provider, which had not initiated service in its territories in the Middle East, terminated its relationship with Globalstar on June 30, 2001. We expect other service providers to acquire some or all of these rights.

     Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including Japan, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Neither has Globalstar been able to find purchasers for gateways which were ordered and later cancelled. Our inability to offer service in these areas ultimately reduces overall demand for our service and undermines its value for potential users who require global service or service in Southeast Asia and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another.

GLOBALSTAR HAS DEFAULTED ON CERTAIN DEBT PAYMENTS.

     See Note 2, "Organization and Business," for a discussion of the "event of default" under certain of Globalstar's debt obligations, and the potential of future defaults for non-payment of interest after the applicable grace period under Globalstar's other debt instruments.

GLOBALSTAR HAS CASH TO FUND ITS OPERATIONS ONLY THROUGH 2001 AND REQUIRES NEW INVESTMENTS.

     As of June 30, 2001, Globalstar had approximately $98 million in cash and cash equivalents, including restricted cash. During the remainder of 2001, Globalstar plans to use available funds to cover its cash outflow which it expects to include operating costs of approximately $28 million, gateway subsidy payments to Globalstar service providers of $19 million, progress payments toward the cost of procurement of eight spare satellites being constructed by SS/L of approximately $10 million and for the development and maintenance of the ground segment by QUALCOMM of $15 million. In addition, Globalstar expects to pay QUALCOMM, net of receipts from service providers for gateway sales, approximately $5 million for the cost of the production gateways. Globalstar expects it will expend an additional $19 million during the remainder of 2001 for working capital requirements and restructuring and refinancing costs. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests. These cash requirements assume the deferral of outstanding gateway purchase and service payments due to Globalstar.

     We do not expect that Globalstar will be generating sufficient revenues at the conclusion of 2001 to continue operations beyond 2001 without additional financing. It is expected that Globalstar's revised business plan and restructuring proposal will include provisions for additional financing from new investments in Globalstar to be made prior to the conclusion of 2001. There can be no assurance that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will cease to operate as a going concern after 2001, and will likely be forced to seek protection under the federal laws. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar.

GTL HAS BEEN DE-LISTED BY NASDAQ.

     On June 14, 2001 GTL's listing was transferred to the Nasdaq SmallCap Market. This change, while still permitting public trading of GTL's shares, does reduce their liquidity shares and may also have an adverse effect on its trading value. There can be no assurance that there will be any future trading market for the GTL common stock.

GLOBALSTAR MAY FILE FOR BANKRUPTCY PROTECTION; GTL'S EQUITY INTEREST IN GLOBALSTAR MAY BE SEVERELY DILUTED OR ELIMINATED ENTIRELY IN CONNECTION WITH A GLOBALSTAR BANKRUPTCY OR RESTRUCTURING PROCEEDING.

     Globalstar is currently developing a new business plan that would form the basis for restructuring Globalstar's finances. While this business plan has not been completed, Globalstar has determined that a consolidation of Globalstar and some of its service providers will be required to provide a consistent Globalstar service offering and allow for the operating efficiencies required to bring Globalstar to profitability. The final business plan will likely be based on such a consolidation and will require additional financing to fund operations. If it is unable to effectuate a restructuring acceptable to its creditors, Globalstar will likely be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar. GTL's equity interest in Globalstar may be severely diluted or eliminated entirely in connection with any such restructuring or bankruptcy proceeding.

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements entered into in 1996, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, we cannot be sure that if the matter were litigated, a court would agree with Globalstar's interpretation of the agreements. Moreover, if, as a result of this dispute, a holder of Globalstar's public bonds claimed a cross default under the applicable indenture, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

GLOBALSTAR MAY ENCOUNTER ADDITIONAL DELAYS AND INCREASED COSTS.

     A number of factors have caused, and may continue to cause, delay in Globalstar's achievement of revenues and positive cash flow. These factors, many of which are beyond Globalstar's control, include:

     - slower-than-anticipated consumer acceptance;

     - insufficient marketing efforts by service providers;

     - delays in selling gateways held in storage to new or existing service providers;

     - delays in implementing roaming services between Globalstar service regions; and

     - regulatory delays.

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     Globalstar's system has performed well. The satellites in orbit and have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. Factors that affect the useful lives of Globalstar's satellites include the quality of construction, gradual degradation of solar panels and the durability of components.

Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Because Globalstar has a large constellation and will have a number of spare satellites, Globalstar has not insured its satellites against in-orbit failures.

     Starting in mid-March of this year, we detected anomalous behavior in three Globalstar satellites and removed them from service. After several months of analysis and testing, service was recently restored on one of the satellites, which is now processing calls as usual. The remaining two satellites have failed, and two in-orbit spare satellites are now being maneuvered into position to replace them: one in September and one in November. The remaining net book value associated with the two failed satellites of $4.4 million has been expensed in the current period, net of $2.5 million of anticipated warranty recovery due from the manufacturer.

     Until the satellite replacements are made, there will be a minor effect on service in about half of the Globalstar gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and six service outages per day for durations ranging from six seconds to approximately five minutes per outage. We expect these outages to drop by about half with the replacement of the first satellite and to disappear altogether with the replacement of the second.

     The cause of the satellite failures has not been determined with certainty, but it appears likely that they were caused by a temporarily severe space environment. These environmental conditions have now passed and are not expected to return for 10 or more years. We have seen no indication suggesting that the failures were due to a design defect or to a production error. Additionally, we have seen no similar anomalies in any of our satellites since these events occurred. Therefore, we have no reason to believe that other Globalstar satellites will experience similar failures.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Based on business operations in 2000, in which we earned about 87% of our revenue overseas, we expect that most of our business in the future will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and are not expected to be served by existing telecommunications systems. Developing countries are more likely than industrialized countries to experience market, currency and interest fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price and wage, exchange control, tax related and social instability, expropriation and other economic, political and diplomatic conditions.

     Although Globalstar anticipates that it will receive payments from its service providers in U.S. dollars, limited availability of U.S. currency in some local markets may prevent a service provider from making payments in U.S. dollars. In addition, exchange rate fluctuations may affect Globalstar's ability to control the prices charged for its services.

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and foreign regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Vodafone's affiliate, Globalstar Southern Africa, has not yet received a license from the government although its gateway has been operational for more than a year. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a two-year contract valued at $72 million from the U.S. Department of Defense. ICO/Teledesic has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future. It now appears that Constellation Communications, Inc. and Mobile Communications Holdings, Inc., which have held licenses from the Federal Communications Commission since July 1997, will not attract financing or build their systems. The FCC recently cancelled MCHI's license for failure to comply with construction milestones.

     Existing fixed satellite systems, including those of Motient (formerly American Mobile Satellite Corporation), Comsat Corporation's Planet-1, and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

     Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense. Further, the reorganizations of Iridium L.L.C. and ICO/Teledesic have allowed them to dramatically reduce or eliminate their debt and the need to service that debt. We anticipate, therefore, that their operating costs will be relatively low compared with Globalstar's.

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     We believe that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than we anticipated; therefore, demand for Globalstar's service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar's effort in 2000 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems.

     Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and we cannot be certain that these technologies will continue to be available to Globalstar on a timely basis or on reasonable terms.

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have again failed to confirm such health risks. In any event because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the Federal Communications Commission, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, we cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers has an employment contract with GTL or Globalstar except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's Committee of General Partners and chief executive officer of Globalstar, subject to Globalstar's securing the necessary work visa, and that Mr. Ira E. Goldberg has a written agreement to serve as the restructuring officer of GTL. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during this critical restructuring period. Globalstar has implemented a retention bonus program in 2001 in an effort to retain its executives and key employees. There can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

DEPENDENCE ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit and Ericsson for GSM dual-mode phones. While we have contractual provisions with these firms which are intended to protect Globalstar in case any of them decides to discontinue developing and manufacturing our products, there is no assurance that one or more of them will not choose to terminate its business relationship with us. If any does, we may not be able to find a replacement; if we do find a replacement, there may be a substantial period of time in which our products, as well as software upgrades and "bug fixes" for those products, are not available.

     Ericsson has discontinued manufacturing fixed terminals and ceased accepting additional orders for its portable phones after May 2001. Ericsson has further taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). Ericsson has initiated arbitration proceedings under the provisions of both of these contracts, the outcome of which is uncertain.

CERTAIN POTENTIAL CONFLICTS OF INTEREST COULD RESULT IN DECISIONS ADVERSE TO GLOBALSTAR'S INTERESTS.

     Potential conflicts of interest include the following:

     - Globalstar partners, or their affiliates, are suppliers of the major parts of the Globalstar System. They also manufacture the system elements which are sold to service providers and subscribers.

     - Globalstar is dependent upon the management skills of Loral and technologies developed by Loral, QUALCOMM and others.

     - Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral, are among Globalstar's main customers. Accordingly, they may have conflicts of interest with respect to the terms of Globalstar's service provider agreements.

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns Space Systems/Loral, Inc., a contractor of Globalstar. Loral is also a significant creditor of Globalstar.

     - Several Globalstar service providers and their retail distributors are cellular operators and may have an incentive to favor terrestrial wireless services over satellite services in certain markets.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partners for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2001. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

A CHANGE OF CONTROL OF GTL OR REDUCTION IN GTL'S OWNERSHIP OF GLOBALSTAR COULD RESULT IN GTL HAVING TO PAY ADDITIONAL TAXES AND BECOMING SUBJECT TO ONEROUS REQUIREMENTS UNDER THE INVESTMENT COMPANY ACT.

     If either of the following occurs, GTL will become a limited partner in Globalstar and will no longer appoint representatives to serve on its committee of general partners:

     - a change of control of GTL at a time when GTL owns less than 50% of the Globalstar partnership interests outstanding, including changes in GTL's board of directors; or

     - a sale or other disposition of partnership interests following which GTL's equity interest is reduced to less than 5%, without prior approval by the managing general partner of Globalstar or by the limited partners of Globalstar.

     If GTL were to become a limited partner in Globalstar, GTL could be deemed to be an investment company under the Investment Company Act of 1940. If this happens, GTL would become subject to the registration and other requirements of that law. In order to register, GTL might be required to reincorporate as a domestic U.S. corporation and would thereafter be subject to U.S. tax on our worldwide income. GTL currently intends to conduct its operations so as to avoid being deemed an investment company under the Investment Company Act.

HOLDERS OF GTL PREFERRED STOCK WILL HAVE THE RIGHT UNDER CERTAIN CIRCUMSTANCES TO APPOINT DIRECTORS TO GTL'S BOARD OF DIRECTORS AND TO APPOINT A MEMBER TO GLOBALSTAR'S GENERAL PARTNERS' COMMITTEE.

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's general partners committee.

PATENTS HELD BY OTHER FIRMS OR INDIVIDUALS MAY BLOCK GLOBALSTAR'S PATENTS.

     Because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending or issued that could result in infringement by Globalstar. In such an event, Globalstar could be required to redesign some part of its system or pay royalties for use of the third parties' patents, which could increase cost or delay implementation of certain features or functions. In January 2000, TRW asserted in a letter to Globalstar that certain TRW patents may be infringed. Globalstar denied the assertion, and has not had any communication from TRW since February 2001.

VOLATILITY OF MARKET VALUES.

     Our stock price and the fair value of our senior notes experienced substantial price volatility in the period before we announced that we would restructure our debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of our competitors, and political conditions may materially adversely affect our market values in the future.

GTL IS DEPENDENT UPON PAYMENTS FROM GLOBALSTAR TO MEET ITS OBLIGATIONS.

     Because GTL is a holding company whose only assets are its interests in Globalstar, GTL is dependent upon payments from Globalstar to meet its obligations, including those under its preferred stock. Further, GTL's rights and the rights of holders of its securities, including the holders of preferred stock, to participate in the distribution of assets upon Globalstar's liquidation or recapitalization will be subject to the prior claims of Globalstar's creditors. GTL's rights and the rights of its security holders will not be subordinated to the extent it is a creditor with recognized claims against Globalstar or a holder of preferred partnership interests of Globalstar.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2001 and December 31, 2000, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $121 million and $330 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2001 and 2000. The long-term obligations carrying value exceeded fair value by $2.9 billion and $2.6 billion as of June 30, 2001 and December 31, 2000, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $30 million and $29 million as of June 30, 2001 and December 31, 2000, respectively.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants moved to dismiss the amended complaint for failure to state a cause of action. The motions will be heard together in September. On August 7, 2001 Globalstar received a petition filed on July 13, 2001 in Texas state court by a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar does not believe that the petition has merit and intends to contest it.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As previously reported in Globalstar's Form 10-K for the year ended December 31, 2000, on January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests ("RPPIs") in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations. As of the date of filing of this Form 10-Q, the total arrearages on the defaulted issues of securities are as follows: $28.7 million with respect to the $500 million credit facility, $86.9 million with respect to the vendor financing facility with QUALCOMM, $28.4 million with respect to the 11 3/8% senior notes due February 15, 2004, $18.2 million with respect to the 11 1/4% senior notes due June 15, 2004, $17.5 million with respect to the 10 3/4% senior notes due November 1, 2004, $17.3 million with respect to the 11 1/2% senior notes due June 1, 2005, $8.8 million with respect to the 8% convertible redeemable preferred partnership interests, and $5.6 million with respect to the 9% convertible redeemable preferred partnership interests.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     Exhibit 12   Statement Regarding Computation of Ratios
     Exhibit      Financial Statements for Loral Qualcomm Satellite Services,
       99.1       L.P.
     Exhibit      Financial Statements for Globalstar Capital Corporation
       99.2

     (b) Reports on Form 8-K

DATE OF REPORT                                   DESCRIPTION
--------------                                   -----------
June 6, 2001...........  Other Events -- Notification of the potential delisting of
                         Globalstar Telecommunications Limited from the Nasdaq
                         National Market and the application to list on the Nasdaq
                         SmallCap Market
June 13, 2001..........  Other Events -- Notification of transfer of Globalstar
                         Telecommunications Limited to the Nasdaq SmallCap Market
August 3, 2001.........  Other Events -- Notification that Ira Goldberg appointed as
                         Globalstar Telecommunications Limited's restructuring
                         officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                          Registrant

                                                  /s/ IRA E. GOLDBERG
                                          --------------------------------------
                                                     Ira E. Goldberg
                                                  Restructuring Officer
                                           and Registrant's Authorized Officer

                                          GLOBALSTAR, L.P.

                                                 /s/ DANIEL P. MCENTEE
                                          --------------------------------------
                                                    Daniel P. McEntee
                                            Vice President and Chief Financial
                                                         Officer
                                              (Principal Financial Officer)
                                           and Registrant's Authorized Officer

Date: August 13, 2001