Form 10-Q
period 2001-09-30
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2001-11-14
CIK 1037927, 933401

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of October 29, 2001, there were 110,451,541 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Globalstar Telecommunications Limited (A General Partner of
         Globalstar, L.P.)...........................................
                                                                         2
         Globalstar, L.P.............................................
                                                                         9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................
                                                                        19
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................
                                                                        29
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................
                                                                        30
Item 2.  Changes in Securities and Use of Proceeds...................
                                                                        31
Item 3.  Defaults Upon Senior Securities.............................
                                                                        31
Item 4.  Submission of Matters to Vote of Security Holders...........
                                                                        31
Item 5.  Other Information...........................................
                                                                        31
Item 6.  Exhibits and Reports on Form 8-K............................
                                                                        31
Signatures...........................................................
                                                                        32

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................
  Dividends receivable......................................
  Ordinary partnership interests............................
  Ordinary partnership warrants.............................
                                                               -----------     -----------
          Total assets......................................   $        --     $        --
                                                               ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Dividends payable.........................................   $    23,590     $     3,308
  Equity losses in excess of partnership interests in
     Globalstar.............................................       776,956         683,339
                                                               -----------     -----------
          Total current liabilities.........................       800,546         686,647
                                                               -----------     -----------
Commitments and contingencies (Note 5)
  Shareholders' equity (deficit):
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,382,895 and 4,396,095 shares outstanding at
      September 30, 2001 and December 31, 2000,
      respectively, $219 million and $220 million redemption
      value at September 30, 2001 and December 31, 2000,
      respectively).........................................       212,743         213,383
     9% Series B convertible redeemable preferred stock
      (1,713,533 and 2,958,490 shares outstanding at
      September 30, 2001 and December 31, 2000,
      respectively, $86 million and $148 million redemption
      value at September 30, 2001 and December 31, 2000,
      respectively).........................................        83,149         143,561
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (110,451,541 and 108,025,016 shares
     outstanding at September 30, 2001 and December 31,
     2000, respectively)....................................       110,452         108,025
  Paid-in capital...........................................     1,139,880       1,081,255
  Warrants..................................................        11,268          11,268
  Accumulated deficit.......................................    (2,358,038)     (2,244,139)
                                                               -----------     -----------
          Total shareholders' equity (deficit)..............      (800,546)       (686,647)
                                                               -----------     -----------
          Total liabilities and shareholders' equity
             (deficit)......................................   $        --     $        --
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                     2001       2000        2001        2000
                                                   --------    -------    --------    --------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P. .....  $ 29,925    $86,021    $ 93,617    $252,034
Amortization of excess carrying value in
  Globalstar, L.P. ..............................               11,455                  31,840
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests................                7,771                  23,051
                                                   --------    -------    --------    --------
Net loss.........................................    29,925     89,705      93,617     260,823
Preferred dividends on convertible redeemable
  preferred stock................................     6,310      7,771      20,282      23,051
                                                   --------    -------    --------    --------
Net loss applicable to common shareholders.......  $ 36,235    $97,476    $113,899    $283,874
                                                   ========    =======    ========    ========
Net loss per share -- basic and diluted..........  $   0.33    $  1.00    $   1.04    $   2.95
                                                   ========    =======    ========    ========
Weighted average shares outstanding -- basic and
  diluted........................................   110,452     97,154     109,540      96,095
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(93,617)   $(260,823)
  Equity in net loss applicable to ordinary partnership
     interests of
     Globalstar, L.P. ......................................   113,899      252,034
  Amortization of excess carrying value in Globalstar,
     L.P. ..................................................                 31,840
  Dividends accrued on redeemable preferred partnership
     Interests..............................................   (20,282)          --
                                                              --------    ---------
  Net cash provided by operating activities.................        --       23,051
                                                              --------    ---------
INVESTING ACTIVITIES:
  Purchase of ordinary partnership interests in Globalstar,
     L.P. ..................................................               (335,510)
                                                              --------    ---------
  Net cash used in investing activities.....................        --     (335,510)
                                                              --------    ---------
FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................                  1,896
  Net proceeds from sale of common stock....................                333,614
  Payment of preferred stock dividends......................                (23,051)
                                                              --------    ---------
  Net cash provided by financing activities.................        --      312,459
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $     --    $      --
                                                              ========    =========
NONCASH TRANSACTIONS:
  Common stock issued upon conversion of convertible
     preferred securities...................................  $ 61,052    $   1,941
                                                              ========    =========
  Change in fair value of stock compensation for the benefit
     Of Globalstar..........................................              $ (17,953)
                                                                          =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar in proportion to its interests in the general partner interests outstanding. GTL, as a general partner of Globalstar, is jointly and severally liable with the other general partner for the recourse obligations of Globalstar, which GTL estimates to be approximately $1.4 billion as of September 30, 2001. As a result of its general partner status, GTL has recorded a cumulative liability of $777.0 million. Future funding or other assets, if any, of GTL may be utilized to fund this general partner liability.

2.  ORGANIZATION AND BUSINESS

     As of September 30, 2001, GTL owned 41.8% of the outstanding ordinary partnership interests, 100% of the outstanding 8% RPPIs and 100% of the outstanding 9% RPPIs of Globalstar. As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 ("senior notes due

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

2004 and 2005"). Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained legal counsel and financial advisers. Globalstar has developed a new business plan for the purpose of restructuring the company's finances. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are required to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Globalstar has been discussing its new business plan with its principal creditors, with the objective of achieving an agreement in principle with respect to the terms of a financial restructuring plan. Assuming these discussions are successfully concluded, as to which there can be no assurance, Globalstar and certain of its affiliates will commence voluntary Chapter 11 cases and seek to confirm a Chapter 11 plan which both implements the terms agreed with its creditors and binds all Globalstar's creditors. Globalstar will likely seek protection under the federal bankruptcy laws even without a prenegotiated settlement with its principal creditors. Moreover, its creditors may, at anytime, initiate involuntary bankruptcy proceedings against Globalstar. In any financial restructuring, GTL's equity interest, along with the interests of Globalstar's other partners, will likely be severely diluted, in which event it will have little or no value, or be eliminated entirely.

     Globalstar's suspension of principal, interest and dividend payments, its continued operating losses, and its difficulty in securing additional financing raise substantial doubt about its ability to achieve financial viability as the company is currently structured. These factors, in turn, raise doubt regarding GTL's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Earnings Per Share

     Due to GTL's net losses for the three and nine months ended September 30, 2001 and 2000, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011 (the "8% Preferred Stock") into
9.4 million and 9.5 million common shares for the three months and nine months ended September 30, 2001 and 2000, respectively, (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011 (the "9% Preferred Stock") into 3.3 million and 5.7 million common shares for the three months ended September 30, 2001 and 2000, respectively, and into 4.2 million and
5.7 million common shares for the nine months ended September 30, 2001 and 2000, respectively, and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million and 12.3 million common shares for the three months ended September 30, 2001 and 2000, respectively, and into 12.0 million and 10.0 million shares for the nine months ended September 30, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three and nine months ended September 30, 2001 and 2000, respectively.

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

4.  RESTRUCTURING

     During 2001, Globalstar reviewed its operating costs and implemented cost saving measures. In the first nine months of 2001, Globalstar incurred a restructuring charge of approximately $9.8 million, of which $8.7 million has been paid out as of September 30, 2001. The charge consisted of the following: employee separation costs of $4.7 million related to a reduction in workforce of 292 employees from March to November, 2001, fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $3.8 million, and fees paid to the bondholders' legal counsel and financial advisors of $1.3 million. Globalstar's headcount on September 30, 2001 was approximately 180 employees. Globalstar provided a paid 60 day notice of termination to 52 of the 180 employees on September 19, 2001 and released them from active employment on or around that date. The effective date of termination is November 16, 2001. Expenses related to these terminations were recorded in the quarter ended September 30, 2001.

5.  COMMITMENTS AND CONTINGENCIES

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)
             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

                                GLOBALSTAR, L.P.



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    68,480     $   174,401
  Restricted cash...........................................            --          22,448
  Accounts receivable, net of allowance of $405 at September
    30, 2001 and $41 at December 31, 2000...................         1,232             422
  Production gateways and user terminals....................        59,117          58,832
  Prepaid expenses and other current assets.................        11,272           6,721
                                                               -----------     -----------
        Total current assets................................       140,101         262,824
Property and equipment:
  Globalstar System, net....................................       235,120         264,856
  Other property and equipment, net.........................           917             516
                                                               -----------     -----------
                                                                   236,037         265,372
Globalstar System under construction........................         1,400           1,634
Additional spare satellites.................................        22,060          14,758
Deferred financing costs....................................        82,506         125,176
Other assets................................................        32,616          32,512
                                                               -----------     -----------
        Total assets........................................   $   514,720     $   702,276
                                                               ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Current liabilities:
  Term loans payable to affiliates..........................   $   400,000     $   400,000
  Revolving credit facility to affiliates...................       100,000         100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................     1,415,323       1,407,941
  Accounts payable..........................................         1,244          13,546
  Payable to affiliates.....................................        29,851          30,733
  Vendor financing liability................................       681,073         590,372
  Dividends payable.........................................        23,590           3,308
  Accrued expenses..........................................         7,714          18,997
  Accrued interest..........................................       195,068          34,224
                                                               -----------     -----------
        Total current liabilities...........................     2,853,863       2,599,121
Deferred revenues...........................................        32,634          37,952
Vendor financing liability, net of current portion..........       167,352         198,051
Accrued interest on notes payable...........................        28,410          12,366
Notes payable...............................................       150,000         150,000
Notes payable to affiliates.................................        96,200         100,000
Commitments and contingencies (Note 8)
Partners' capital (deficiency):
  8% Series A convertible redeemable preferred partnership
    interests (4,382,895 and 4,396,095 interests outstanding
    at September 30, 2001 and December 31, 2000,
    respectively, $219 million and $220 million redemption
    value at September 30, 2001 and December 31, 2000,
    respectively)...........................................            --              --
  9% Series B convertible redeemable preferred partnership
    interests (1,713,533 and 2,958,490 interests outstanding
    at September 30, 2001 and December 31, 2000,
    respectively, $86 million and $148 million redemption
    value at September 30, 2001 and December 31, 2000,
    respectively)...........................................            --              --
  Ordinary general partnership interests (45,267,375 and
    44,668,233 interests outstanding at September 30, 2001
    and December 31, 2000, respectively)....................    (2,777,324)     (2,359,170)
  Ordinary limited partnership interests (19,937,500 and
    19,937,500 interests outstanding at September 30, 2001
    and December 31, 2000, respectively)....................      (239,740)       (239,740)
  Unearned compensation.....................................            (4)            (60)
  Warrants..................................................       203,329         203,756
                                                               -----------     -----------
        Total partners' capital (deficiency)................    (2,813,739)     (2,395,214)
                                                               -----------     -----------
        Total liabilities and partners' capital
        (deficiency)........................................   $   514,720     $   702,276
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

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
GROSS REVENUE:
  Gross billings for service....................  $  1,508    $  1,000    $  5,597    $  1,660
  Royalty income................................        18         427         161       1,215
                                                  --------    --------    --------    --------
Total gross revenue.............................     1,526       1,427       5,758       2,875
  Less, discounts and promotions on service
     Revenue....................................       (62)       (237)       (961)       (368)
                                                  --------    --------    --------    --------
Net revenue.....................................     1,464       1,190       4,797       2,507
                                                  --------    --------    --------    --------
OPERATING EXPENSES:
  Operations....................................    10,356      29,498      52,179     105,563
  Marketing, general and administrative.........     4,516      16,426      28,769      47,684
  Restructuring.................................     4,780       9,825
  Depreciation and amortization.................     9,238      83,697      28,490     244,715
                                                  --------    --------    --------    --------
          Total operating expenses..............    28,890     129,621     119,263     397,962
                                                  --------    --------    --------    --------
Operating loss..................................    27,426     128,431     114,466     395,455
Interest income.................................      (811)     (5,015)     (4,188)    (11,856)
Interest expense................................    95,884      87,771     287,494     245,162
                                                  --------    --------    --------    --------
Net loss........................................   122,499     211,187     397,772     628,761
Preferred distributions on redeemable preferred
  partnership interests.........................     6,310       7,771      20,282      23,051
                                                  --------    --------    --------    --------
Net loss applicable to ordinary partnership
  interests.....................................  $128,809    $218,958    $418,054    $651,812
                                                  ========    ========    ========    ========
Net loss per ordinary partnership
  interest -- basic and diluted.................  $   1.98    $   3.54    $   6.43    $  10.57
                                                  ========    ========    ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..............    65,205      61,922      64,980      61,660
                                                  ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(397,772)   $(628,761)
  Deferred revenues.........................................     (5,318)      10,390
  Amortization of unearned compensation.....................        (44)      (2,667)
  Depreciation and amortization.............................     28,490      244,715
  Non-cash interest expense.................................     49,625       49,973
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (968)        (801)
    Prepaid expenses and other current assets...............    (10,002)     (11,742)
    Other assets............................................     (3,107)      (2,587)
    Accounts payable........................................    (11,786)       4,269
    Payable to affiliates...................................     10,298      (17,944)
    Accrued expenses........................................    (11,283)      (4,074)
    Accrued interest and other..............................    236,795       19,191
                                                              ---------    ---------
         Net cash used in operating activities..............   (115,072)    (340,038)
                                                              ---------    ---------
INVESTING ACTIVITIES:
  Globalstar System.........................................      4,694      (13,039)
  Payable to affiliates for Globalstar System...............     (6,811)     (30,882)
  Accounts payable..........................................       (253)      (3,670)
  Vendor financing liability................................         --       63,949
                                                              ---------    ---------
  Cash used for Globalstar System...........................     (2,370)      16,358
  Advances for production gateways and user terminals.......     (9,410)    (156,786)
  Cash receipts for production gateways and user
    Terminals...............................................      6,624       88,689
  Receipt and use of restricted cash, net...................     22,448       46,246
  Additional spare satellites, net of vendor financing......     (7,529)     (82,254)
  Purchases of property and equipment.......................       (612)      (1,435)
                                                              ---------    ---------
         Net cash provided by (used in) investing
           Activities.......................................      9,151      (89,182)
                                                              ---------    ---------
FINANCING ACTIVITIES:
  Sale of ordinary partnership interests upon exercise of
    options and warrants....................................         --        1,896
  Sale of ordinary partnership interests....................         --      333,614
  Repayment of vendor financing.............................         --      (74,995)
  Distributions on redeemable preferred partnership
    Interests...............................................         --      (23,051)
  Borrowings under credit facilities........................         --      350,000
                                                              ---------    ---------
         Net cash provided by financing activities..........         --      587,464
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........   (105,921)     158,244
Cash and cash equivalents, beginning of period..............    174,401      127,675
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  68,480    $ 285,919
                                                              =========    =========
NONCASH TRANSACTIONS:
  Receivables offset by payables and notes payable..........  $  (8,110)
                                                              =========
  Conversion of redeemable preferred partnership interests
    into ordinary partnership interests.....................  $  61,052    $   1,941
                                                              =========    =========
  Change in fair value of QUALCOMM warrants issued in
    connection with vendor financing........................  $    (427)
                                                              =========
  Dividends accrued.........................................  $  20,282
                                                              =========
  Change in fair value of stock compensation................  $    (100)   $  17,953)
                                                              =========    =========
  Issuance of notes to guarantors for repayment of revolving
    credit line.............................................               $ 250,000
                                                                           =========
  Conversion of affiliate payables to vendor financing......               $(387,777)
                                                                           =========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  ORGANIZATION AND BUSINESS

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of September 30, 2001, Loral owned, directly and indirectly, 25,163,141 (approximately 39%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the complete deployment of the Globalstar space segment and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of September 30, 2001, GTL owned 27,267,375 (41.8%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior

                                GLOBALSTAR, L.P.

notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained legal counsel and financial advisers. Globalstar has developed a new business plan for the purpose of restructuring the company's finances. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are required to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Globalstar has been discussing its new business plan with its principal creditors, with the objective of achieving an agreement in principle with respect to the terms of a financial restructuring plan. Assuming these discussions are successfully concluded, as to which there can be no assurance, Globalstar and certain of its affiliates will commence voluntary Chapter 11 cases and seek to confirm a Chapter 11 plan which both implements the terms agreed with its creditors and binds all Globalstar's creditors. Globalstar will likely seek protection under the federal bankruptcy laws even without a prenegotiated settlement with its principal creditors. Moreover, its creditors may, at anytime, initiate involuntary bankruptcy proceedings against Globalstar. In any financial restructuring, GTL's equity interest, along with the interests of Globalstar's other partners, will likely be severely diluted, in which event it will have little or no value, or be eliminated entirely.

     Globalstar's service providers are generally not earning revenues sufficient to cover their operating costs. In order to reduce service provider cash requirements and help sustain service provider operations, Globalstar and its partners agreed on June 25 to defer outstanding gateway purchase and airtime usage payments due to Globalstar for four months as part of a short term operating plan. As of September 30, 2001, $56.8 million of service provider gateway purchase receivables, which are secured by gateway assets, $17.0 million of gateway operational costs due under the production gateway purchase agreement and $1.7 million of Globalstar airtime usage receivables due from service providers were outstanding. Globalstar intends to continue the deferral of the gateway purchase receivables, but has reinitiated collection activity on the outstanding gateway operational costs and airtime usage receivables. In the event that Globalstar is unable to effectuate a restructuring, cash payment of these obligations would be in doubt.

     As of September 30, 2001, Globalstar had approximately $68 million in cash and cash equivalents. The new Globalstar business plan, currently being reviewed by Globalstar's creditors, projects that Globalstar will complete 2001 with approximately $45 million of cash and cash equivalents on hand, based on predicted net cash outflows for operating expenses, restructuring costs, system development costs and replacement satellites during the fourth quarter of 2001. The projected year end 2001 cash balance assumes no collections from Globalstar service providers for system usage or gateway costs and assume no disbursements for interest, principal or dividend obligations on outstanding debt and RPPIs. In order to preserve cash, Globalstar has reduced its payments to Space Systems/Loral, Inc. ("SS/L") and QUALCOMM and is currently overdue on its contractual payment obligations to these vendors. As of September 30, 2001, approximately $14 million of accounts payable and accrued costs were due to QUALCOMM and approximately $9 million of milestone billings and accrued costs were due to SS/L. The current cash flow projection assumes that these obligations are settled in part during the fourth quarter of 2001 and that Globalstar remains in arrears with respect to its contractual payment obligations at the end of 2001. Under the agreements, failure to make payments is grounds for termination. QUALCOMM has issued a notice of termination of the Development Agreement effective November 15, 2001, and Globalstar is in negotiations with QUALCOMM on this matter.

                                GLOBALSTAR, L.P.

     Globalstar's suspension of principal, interest and dividend payments, its continued operating losses, and its difficulty in securing additional financing raise substantial doubt about its ability to achieve financial viability as the company is currently structured. These factors, in turn, raise doubt regarding Globalstar's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Globalstar has incurred cumulative ordinary partnership losses of $4.9 billion from inception through September 30, 2001, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the nine months ended September 30, 2001 and 2000, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million ordinary partnership interests for the three months and nine months ended September 30, 2001 and 2000, (ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 0.8 million and 1.4 million ordinary partnership interests for the three months ended September 30, 2001 and 2000, respectively, and into 1.0 million and 1.4 million ordinary partnership interests for the nine months ended September 30, 2001 and 2000, respectively, and (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 10.8 million and 10.9 million ordinary partnership interests for the three months ended September 30, 2001 and 2000, respectively, and into 10.8 million and 8.8 million ordinary partnership interests for the nine months ended September 30, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and nine months ended September 30, 2001 and 2000, respectively.

 Additional Spare Satellites

     In connection with Globalstar's plan to suspend indefinitely principal and interest on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations, Globalstar has ceased the capitalization of interest for the assets under construction, consisting of eight on-ground spare satellites.

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

                                GLOBALSTAR, L.P.

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

 Research and Development Expense

     Globalstar's research and development costs, which are expensed as incurred, were $0.7 million and $1.1 million for the three months ended September 30, 2001 and 2000, respectively, and $3.9 million and $4.3 million for the nine months ended September 30, 2001 and 2000, respectively, and are included in operations expense.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar will adopt SFAS No. 144 on January 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

                                GLOBALSTAR, L.P.

 Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4.  PAYABLES TO AFFILIATES AND VENDOR FINANCING

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 5). As of September 30, 2001, $597.9 million was outstanding under this facility (including $97.9 million of accrued interest). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty-five percent vested on September 1, 2000, and the remaining twenty-five percent vested on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, which are comprised of: $120 million of orbital incentives, of which $104 million was repaid by Globalstar through September 30, 2001; $90 million of vendor financing, which bears interest and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the QUALCOMM vendor financing facility. An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility, such extensions also known as the "Tranche A Facility" and "Tranche B Facility" (or the "Tranche A and B Facilities"). Lenders holding more than sixty-six and seven-tenths percent (66.7%) of the aggregate unpaid principal amount of the Tranche A and B Facilities outstanding have, at their option, the right to declare all of the amounts and obligations under the Tranche A and B Facilities immediately due and payable. QUALCOMM has not made such a declaration. The amounts due under the QUALCOMM vendor financing facility have been presented in these financial statements as current liabilities because we expect such debt to become due by September 30, 2002.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                             PAYABLES TO AFFILIATES              VENDOR FINANCING
                                          -----------------------------    -----------------------------
                                          SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                              2001             2000            2001             2000
                                          -------------    ------------    -------------    ------------
    SS/L................................     $ 1,784         $ 4,984         $250,523         $237,706
    QUALCOMM............................      14,477          14,925          597,902          550,717
    Other affiliates....................      13,590          10,824               --               --
                                             -------         -------         --------         --------
                                              29,851          30,733          848,425          788,423
    Less, current portion...............      29,851          30,733          681,073          590,372
                                             -------         -------         --------         --------
    Long-term portion...................     $    --         $    --         $167,352         $198,051
                                             =======         =======         ========         ========

                                GLOBALSTAR, L.P.

5.  CREDIT FACILITY

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement, such extensions also known as "Term Loan A" (defined below) and "Term Loan B" (defined below; or "Term Loans A and B"). Upon an event of default, (i) with the consent of Loral Satellite, Inc., the Administrative Agent, Bank of America, may, or upon the request of Loral Satellite, Inc., the Administrative Agent shall, by notice to Globalstar, declare the Revolver, Term Loan A and Term Loan B to be terminated forthwith and (ii) with the consent of Loral Satellite, Inc., the Administrative Agent, Bank of America, may, or upon the request of Loral Satellite, Inc., the Administrative Agent shall, by notice of default to Globalstar, declare all loans made under the $500 million credit facility (with accrued interest thereon) to be immediately due and payable. No notice of termination or acceleration has been given to Globalstar. The amounts due under the $500 million credit facility have been presented in these financial statements as current liabilities because we expect such debt to become due by September 30, 2002.

6.  SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest on Globalstar's debt instruments when they become due, and continuance of non-payment for 30 days, is an "event of default" under the terms of the senior note indentures. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (the "Bonds"). Under the terms of the Bonds, the trustees for Globalstar's senior notes or the holders of at least 25% in principal amount of such notes may declare the principal, accrued but unpaid interest, and liquidated damages (if any) on such securities to be due and payable immediately. The amounts due under the senior notes have been presented in these financial statements as current liabilities because we expect such debts to become due by September 30, 2002 (see Note 2).

     The senior notes rank pari passu with each other and with all of Globalstar's other existing indebtedness. The indentures for the notes contain certain covenants that, among other things, limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

7.  RESTRUCTURING

     During 2001, Globalstar reviewed its operating costs and implemented cost saving measures. In the first nine months of 2001, Globalstar incurred a restructuring charge of approximately $9.8 million, of which $8.7 million has been paid out as of September 30, 2001. The charge consisted of the following: employee separation costs of $4.7 million related to a reduction in workforce of 292 employees from March to November, 2001, fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $3.8 million, and fees paid to the bondholders' legal counsel and financial advisors of $1.3 million. Globalstar's headcount on September 30, 2001 was approximately 180 employees. Globalstar provided a paid 60 day notice of termination to 52 of the 180 employees on September 19, 2001 and released them from active employment on or around that date. The effective date of termination is November 16, 2001. Expenses related to these terminations were recorded in the quarter ended September 30, 2001.

                                GLOBALSTAR, L.P.

8.  COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. The motions were heard in September and the parties are awaiting a ruling from the Court. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar has filed an answer contesting the petition and believes that the petition lacks merit.

     Ericsson OMC Limited ("Ericsson") has filed two separate demands for arbitration with the American Arbitration Association that seek monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson has taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). Globalstar seeks to mitigate these asserted damages and may seek a right of offset to any such damages claimed by Ericsson. Globalstar has responded to both petitions. The parties are in the process of exchanging discovery. The final arbitration hearings for both matters are expected sometime in the first quarter of 2002.

     Starting in mid-March of this year, Globalstar detected anomalous behavior in the S-Band communications link of three Globalstar satellites and removed them from service. A thorough investigation concluded that the most likely cause of the anomalous behavior was a temporary severe space environment. Globalstar has not experienced any further anomalous behavior. One of the three satellites was successfully returned to full service; however, two were declared failed and are being relocated to a 1500 km "graveyard" orbit. One of the failed satellites was replaced in early October with an in-orbit spare. The second failed satellite is scheduled to be replaced the first week of December. Globalstar has two additional in-orbit spares and plans to have eight ground spares available for future constellation replenishment as required.

     With one satellite remaining to be replaced, there is a minor effect on service in about half of the Globalstar gateways. In these gateway service areas, which are in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and two service outages per day for durations ranging from six seconds to less than three minutes per outage. Globalstar expects that these outages will disappear altogether with the replacement of the second failed satellite in early December.

     The environmental conditions that Globalstar believes caused the anomalies have now passed and are not expected to return for 10 or more years. Globalstar has seen no indication suggesting that the failures were due to a design defect or to a production error. Therefore, Globalstar has no reason to believe that other satellites will experience similar failures. The Globalstar satellite constellation continues to outperform its specified design reliability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) GTL's investment in Globalstar will likely be severely diluted, in which event it will have little or no value, or be eliminated entirely; (ii) Globalstar has limited cash to fund its operations; (iii) an event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005; as a result, these debt obligations are subject to acceleration; (iv) Globalstar subscriber demand to date has been lower than expected; (v) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (vi) Globalstar will require additional financing; (vii) satellites in orbit may fail prematurely; (viii) severe competition in the telecommunications industry and (ix) Globalstar is subject to regulation. For a detailed discussion of these factors and conditions, please refer to the section of this Form 10-Q entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" and to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

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

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests ("RPPIs") in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations.

RESULTS OF OPERATIONS

     Globalstar commenced commercial operations in the first quarter of 2000, and as of September 30, 2001, was providing service through 25 gateways, with an additional operational gateway awaiting licensing approval.

Those 25 gateways provide coverage to 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe, Australia, Russia, much of east Asia and extensive maritime regions. As of September 30, 2001, Globalstar had approximately 58,600 commercial subscribers on the system. For the three months ended September 30, 2001, Globalstar recorded gross billings for service of $1.5 million and provided approximately 7,431,000 minutes of billable telecommunication services compared to $1.0 million and 2,269,000 minutes for the three months ended September 30, 2000. For the nine months ended September 30, 2001, Globalstar recorded gross billings for service of $5.6 million and provided approximately 16,960,000 minutes of billable telecommunication services compared to $2.9 million and 3,957,000 minutes for the nine months ended September 30, 2000. This increase is largely attributable to the continued deployment of service provider gateways and distribution channels and increased penetration of Globalstar's target markets. Gross billings per minute of service provided have declined in the three months and nine months ended September 30, 2001 from equivalent periods in 2000 as Globalstar has implemented a revised wholesale pricing scheme, which provides for reduced basic airtime rates and fewer discounts, in July 2001 and is not recognizing revenue in 2001 from service providers where collection is not reasonably assured. The discounts and promotions offered for Globalstar service decreased to $62,000 for the three months ended September 30, 2001 from $237,000 for the three months ended September 30, 2000 and increased to $961,000 for the nine months ended September 30, 2001 from $368,000 for the nine months ended September 30, 2000. The decrease in discounts and promotions for the three months ended September 30, 2001 was due to the implementation of the revised wholesale pricing scheme in July 2001. The increased discounts and promotions for the nine months ended September 30, 2001 primarily was the result of increased system usage, which occurred prior to the implementation of the revised pricing scheme.

     Globalstar has offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discounted minutes of use, amounting to approximately $11.7 million in pre-committed gross revenue ($8.8 million net of 25% discount), all of which had been received as of September 30, 2001. Of the prepaid committed revenue, $4.0 million and $0.5 million has been recognized for the nine months ended September 30, 2001 and 2000, respectively.

     Royalty income relating to Globalstar user terminals sold by user terminal manufacturers declined to $18,000 for the three months ended September 30, 2001 from $427,000 for the three months ended September 30, 2000 and declined to $161,000 for the nine months ended September 30, 2001 from $1.2 million for the nine months ended September 30, 2000. The decline is primarily the result of reduced shipments of Globalstar user terminals from manufacturers as user terminal distribution channel inventories have increased from early service levels and user terminal sales to subscribers have not achieved initial projections.

     Operating Expenses. Operations expense decreased to $10.4 million for the three months ended September 30, 2001 from $29.5 million for the three months ended September 30, 2000 and decreased to $52.2 million for the nine months ended September 30, 2001 from $105.6 million for the nine months ended September 30, 2000. The decline is primarily the result of reduced gateway installation and testing activity and cost saving measures, including the reduction in personnel, implemented by Globalstar during the first nine months of 2001. The operations expense for the nine month period ended September 30, 2001 includes a satellite impairment charge of $1.3 million. The impairment is the result of the write-off of the remaining net book value of two failed satellites in the second quarter of 2001, partially offset by warranty recovery payments from the manufacturer.

     Marketing, general and administrative expenses decreased to $4.5 million for the three months ended September 30, 2001 from $16.4 million for the three months ended September 30, 2000 and decreased to $28.8 million for the nine months ended September 30, 2001 from $47.7 million for the nine months ended September 30, 2000. The decrease is primarily the result of staffing reductions and decreased advertising and promotional costs in 2001, as the intense marketing effort associated with the introduction of Globalstar service in 2000 has not been repeated in 2001.

     Restructuring costs of $9.8 million were incurred, of which $8.7 million has been paid out as of September 30, 2001. The costs consisted of the following: employee separation costs of $4.7 million related to a reduction in workforce of 292 employees from March to November, 2001, fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $3.8 million, and fees paid to the bondholders' legal counsel and financial advisors of $1.3 million. Globalstar's headcount on September 30, 2001 was approximately 180 employees. Globalstar provided a paid 60 day notice of termination to 52 of the 180 employees on September 19, 2001 and released them from active employment on or around that date. The effective date of termination is November 16, 2001. Expenses related to these terminations were recorded in the quarter ended September 30, 2001.

     Depreciation and amortization expenses decreased to $9.2 million for the three months ended September 30, 2001 from $83.7 million for the three months ended September 30, 2000 and decreased to $28.5 million for the nine months ended September 30, 2001 from $244.7 million for the nine months ended September 30, 2000. The decrease is primarily the result of the reduced asset carrying values resulting from asset impairment charges recognized by Globalstar during the fourth quarter of 2000.

     Interest income decreased to $0.8 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000 and decreased to $4.2 million for the nine months ended September 30, 2001 from $11.9 million for the nine months ended September 30, 2000. The decrease is primarily the result of lower average cash balances available for investment during 2001.

     Interest expense increased to $95.9 million for the three months ended September 30, 2001 from $87.8 million for the three months ended September 30, 2000 increased to $287.5 million for the nine months ended September 30, 2001 from $245.2 million for the nine months ended September 30, 2000. This increase is the result of increased outstanding debt balances, which are subject to higher interest rates in the event of default, and Globalstar ceasing to capitalize interest on assets under construction in the first quarter of 2001.

     Preferred dividends accrued decreased to $6.3 million for the three months ended September 30, 2001 from $7.8 million for the three months ended September 30, 2000 and decreased to $20.3 million for the nine months ended September 30, 2001 from $23.1 million for the nine months ended September 30, 2000. The decrease is primarily the result of conversions of the 8% and 9% convertible redeemable preferred partnership interests that occurred during 2000 and the first nine months of 2001.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $128.8 million for the three months ended September 30, 2001 from $219.0 million for the three months ended September 30, 2000 and decreased to $418.1 million for the nine months ended September 30, 2001 from $651.8 million for the nine months ended September 30, 2000.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, Globalstar had approximately $68 million in cash and cash equivalents. The new Globalstar business plan, currently being reviewed by Globalstar's creditors, projects that Globalstar will complete 2001 with approximately $45 million of cash and cash equivalents on hand, based on predicted net cash outflows for operating expenses, restructuring costs, system development costs and replacement satellites during the fourth quarter of 2001. In order to preserve cash, Globalstar has reduced its payments to SS/L and QUALCOMM and is currently overdue on its contractual payment obligations to these vendors. As of September 30, 2001, approximately $14 million of accounts payable and accrued costs were due to QUALCOMM and approximately $9 million of milestone billings and accrued costs were due to SS/L. The current cash flow projection assumes that these obligations are settled in part during the fourth quarter of 2001 and that Globalstar remains in arrears with respect to its contractual payment obligations at the end of 2001. Under these agreements, failure to make payments is grounds for termination. QUALCOMM has issued a notice of termination of the Development Agreement effective November 15, 2001, and Globalstar is in negotiations with QUALCOMM on this matter. The projected 2001 cash requirements assume no collections from Globalstar service providers for system usage or gateway costs and assume no disbursements for interest, principal or dividend obligations on outstanding debt and RPPIs.

     Cash and cash equivalents, including restricted cash, decreased from $197 million at December 31, 2000 to $68 million at September 30, 2001. The net decrease is primarily the result of net cash used in operating activities of $115 million, net expenditures for additional spare satellites of $8 million, net expenditures for Globalstar Systems of $3 million, and net of disbursements for production gateways and user terminals of $3 million.

     The projected $45 million cash on hand at the beginning of 2002 and the anticipated revenue from service providers will not be sufficient to sustain Globalstar as a going concern for more than a few months in 2002. It is likely that Globalstar, even if its restructuring proposal is effectuated, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it may cease to operate as a going concern.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar will adopt SFAS No. 144 on January 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

GLOBALSTAR EXPECTS TO FILE FOR BANKRUPTCY PROTECTION; GTL'S EQUITY INTEREST IN GLOBALSTAR WILL LIKELY BE SEVERELY DILUTED, IN WHICH EVENT IT WILL HAVE LITTLE OR NO VALUE, OR BE ELIMINATED ENTIRELY.

     Globalstar has developed a new business plan for the purposes of restructuring the company's finances. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are required to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Globalstar has been discussing its new business plan with its principal creditors, with the objective of achieving an agreement in principle with respect to the terms of a financial restructuring plan. Assuming these discussions are successfully concluded, as to which there can be no assurance, Globalstar and certain of its affiliates will commence voluntary Chapter 11 cases and seek to confirm a Chapter 11 plan which both implements the terms agreed with its creditors and binds all Globalstar's creditors. Globalstar will likely seek protection under the federal bankruptcy laws even without a prenegotiated settlement with its principal creditors. Moreover, its creditors may, at anytime, initiate involuntary bankruptcy proceedings against Globalstar. In any financial restructuring, GTL's equity interest, along with the interests of Globalstar's other partners, will likely be severely diluted, in which event it will have little or no value, or be eliminated entirely.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     As of September 30, 2001, Globalstar had approximately $68 million in cash and cash equivalents. The new Globalstar business plan, currently being reviewed by Globalstar's creditors, projects that Globalstar will complete 2001 with approximately $45 million of cash and cash equivalents on hand, based on predicted net cash outflows for operating expenses, restructuring costs, system development costs and replacement satellites during the fourth quarter of 2001. In order to preserve cash, Globalstar has reduced its payments to SS/L and QUALCOMM and is currently overdue on its contractual payment obligations to these vendors. As of September 30, 2001, approximately $14 million of accounts payable and accrued costs were due to QUALCOMM and approximately $9 million of milestone billings and accrued costs were due to SS/L. The current cash flow projection assumes that these obligations are settled in part during the fourth quarter of 2001 and that Globalstar remains in arrears with respect to its contractual payment obligations at the end of 2001. Under the agreements, failure to make payments is grounds for termination. QUALCOMM has issued a notice of termination of the Development Agreement effective November 15, 2001, and Globalstar is in negotiations with QUALCOMM on this matter. The projected 2001 cash requirements assume no collections from Globalstar service providers for system usage or gateway costs and assume no disbursements for interest, principal or dividend obligations on outstanding debt and RPPIs.

     The projected $45 million cash on hand at the beginning of 2002 and the anticipated revenue from service providers will not be sufficient to sustain Globalstar as a going concern for more than a few months in 2002. It is likely that Globalstar, even if its restructuring proposal is effectuated, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it may cease to operate as a going concern.

GLOBALSTAR HAS DEFAULTED ON CERTAIN DEBT PAYMENTS.

     See Note 2, "Organization and Business," for a discussion of the "event of default" under certain of Globalstar's debt obligations.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only

58,600 commercial subscribers by September 30, 2001, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. By announcing a financial restructuring, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations and, ultimately, generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. We cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. We have been informed by one service provider that the service provider has decided to terminate services from one of its gateways. The schedule for the termination of services from this gateway, the coverage area of which can largely be served by remaining gateways, has not been finalized, but it is likely that services from the subject gateway will be discontinued before the end of 2001. A second service provider, which had not initiated service in its territories in the Middle East, terminated its relationship with Globalstar on June 30, 2001. We expect other service providers to acquire some or all of these rights. A third service provider, which has not initiated services in Southern Africa territories due to licensing difficulties, has informed us that it is discontinuing its service provider operations.

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

GTL HAS BEEN DE-LISTED BY THE NASDAQ NATIONAL MARKET.

     On June 14, 2001, GTL's listing was transferred to the Nasdaq SmallCap Market. This change, while still permitting public trading of GTL's shares, does reduce their liquidity and may also have an adverse effect on their trading value. On November 14 Nasdaq notified GTL that it halted trading in GTL shares pending the receipt of additional information. GTL is cooperating with Nasdaq on this matter and is providing the information requested. There can be no assurance that there will be any future trading market for the GTL common stock.

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

     Starting in mid-March of this year, Globalstar detected anomalous behavior in the S-Band communications link of three Globalstar satellites and removed them from service. A thorough investigation concluded that the most likely cause of the anomalous behavior was a temporary severe space environment. Globalstar has not experienced any further anomalous behavior. One of the three satellites was successfully returned to full service; however, two were declared failed and are being relocated to a 1500 km "graveyard" orbit. One of the failed satellites was replaced in early October with an in-orbit spare. The second failed satellite will be replaced the first week of December. Globalstar has two additional in-orbit spares and plans to have eight ground spares available for future constellation replenishment as required.

     With one satellite remaining to be replaced, there is a minor effect on service in about half of the Globalstar gateways. In these gateway service areas, which are in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and two service outages per day for durations ranging from six seconds to less than three minutes per outage. Globalstar expects that these outages will disappear altogether with the replacement of the second failed satellite in early December.

     The environmental conditions that Globalstar believes caused the anomalies have now passed and are not expected to return for 10 or more years. Globalstar has seen no indication suggesting that the failures were due to a design defect or to a production error. Therefore, Globalstar has no reason to believe that other satellites will experience similar failures. The Globalstar satellite constellation continues to outperform its specified design reliability.

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

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a two-year contract valued at $72 million from the U.S. Department of Defense. ICO has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future. It now appears that Constellation Communications, Inc. and Mobile Communications Holdings, Inc., which have held licenses from the Federal Communications Commission since July 1997, will not attract financing or build their systems. The FCC recently cancelled MCHI's license for failure to comply with construction milestones.

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

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense. Further, the reorganizations of Iridium L.L.C. and ICO have allowed them to dramatically reduce or eliminate their debt and the need to service that debt. We anticipate, therefore, that their operating costs will be relatively low compared with Globalstar's.

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

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers has an employment contract with GTL or Globalstar except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's Committee of General Partners and chief executive officer of Globalstar and that Mr. Ira
E. Goldberg has a written agreement to serve as the restructuring officer of GTL. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during this critical restructuring period. Globalstar has implemented a retention bonus program in 2001 in an effort to retain its executives and key employees. There can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

DEPENDENCE ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit for the manufacture of GSM dual-mode phones. Ericsson has discontinued manufacturing our products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with us. If either does, we may not be able to find a replacement; if we do find a replacement, there may be a substantial period of time in which our products, as well as software upgrades and "bug fixes" for those products, are not available.

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

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns SS/L, a contractor of Globalstar. Loral is also a significant creditor of Globalstar.

     - Several Globalstar service providers and their retail distributors are cellular operators and may have an incentive to favor terrestrial wireless services over satellite services in certain markets.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partners for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of September 30, 2001. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001 and December 31, 2000, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $91 million and $330 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2001 and 2000. The long-term obligations carrying value exceeded fair value by $3.0 billion and $2.6 billion as of September 30, 2001 and December 31, 2000, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $30 million and $29 million as of September 30, 2001 and December 31, 2000, respectively.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. The motions were heard in September and the parties are awaiting a ruling from the Court. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar has filed an answer contesting the petition and believes that the petition lacks merit.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

     Ericsson OMC Limited ("Ericsson") has filed two separate demands for arbitration with the American Arbitration Association that seek monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson has taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). Globalstar seeks to mitigate these asserted damages and may seek a right of offset to any such damages claimed by Ericsson. Globalstar has responded to both petitions. The parties are in the process of exchanging discovery. The final arbitration hearings for both matters are expected sometime in the first quarter of 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As previously reported in Globalstar's Form 10-K for the year ended December 31, 2000, on January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests ("RPPIs") in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations. As of the date of filing of this Form 10-Q, the total arrearages on the defaulted issues of securities are as follows: $41.4 million with respect to the $500 million credit facility, $103.0 million with respect to the vendor financing facility with QUALCOMM, $42.7 million with respect to the 11 3/8% senior notes due February 15, 2004, $27.4 million with respect to the 11 1/4% senior notes due June 15, 2004, $26.2 million with respect to the 10 3/4% senior notes due November 1, 2004, $25.9 million with respect to the 11 1/2% senior notes due June 1, 2005, $13.2 million with respect to the 8% convertible redeemable preferred partnership interests, and $7.1 million with respect to the 9% convertible redeemable preferred partnership interests.

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

     None

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

Date: November 14, 2001