Form 10-K
period 2001-12-31
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2002-04-16
CIK 1037927, 933401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                           TELEPHONE: (441) 295-2244
                         COMMISSION FILE NUMBER 0-25456
                     JURISDICTION OF INCORPORATION: BERMUDA
                     IRS IDENTIFICATION NUMBER: 13-3795510

                                GLOBALSTAR, L.P.
                                3200 ZANKER ROAD
                           SAN JOSE, CALIFORNIA 95134
                           TELEPHONE: (408) 933-4000
                       COMMISSION FILE NUMBER: 333-25461
                     JURISDICTION OF REGISTRATION: DELAWARE
                     IRS IDENTIFICATION NUMBER: 13-3759024

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED:
                         COMMON STOCK, $1.00 PAR VALUE

                                (Title of Class)

                                GLOBALSTAR L.P.:
                                      NONE

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     As of March 31, 2002, there were 113,056,619 shares of Globalstar Telecommunications Limited common stock outstanding, and the aggregate market value of such shares (based on the closing price on the NASDAQ OTC Bulletin Board) held by non-affiliates of Globalstar Telecommunications Limited was approximately $ 14.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated to permit public equity ownership in Globalstar, L.P. ("Globalstar"). GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 40,000,000 shares of common stock. Effective February 22, 1995, GTL purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a limited partnership. At December 31, 2001, GTL owned approximately 41.8% of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% convertible redeemable preferred partnership interests ("8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests ("9% RPPIs") of Globalstar.

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

     In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to a book value of zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar in proportion to its interests in the general partner interests outstanding. Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. Future funding, if any, or assets of GTL, may be utilized to fund these general partner liabilities.

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. (See discussion of Globalstar's proposed restructuring plan below). These factors among others raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to the filing of Globalstar's bankruptcy petition resulted in an agreement among Loral Space & Communications Ltd. ("Loral"), a Bermuda company, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar Form 8-K filing dated February 19, 2002.

     It is foreseeable that in any financial restructuring under this agreement or any other plan ultimately approved by the court, GTL's equity interest, along with the interests of Globalstar's other partners, will be eliminated entirely, or at best, severely diluted.

     In May 2001, Nasdaq determined that GTL no longer met the requirements for listing on the Nasdaq National Market and was therefore subject to delisting from that market. GTL applied to have the listing transferred to the Nasdaq SmallCap Market. This request was granted and the stock began trading on this market June 14, 2001. Nasdaq SmallCap Market suspended trading on November 14, 2001, as it sought additional information from GTL. On December 12, 2001, GTL shares resumed trading on the Nasdaq OTC Bulletin board under the symbol of GSTRF.OB.

     Globalstar was founded by Loral and QUALCOMM Incorporated ("QUALCOMM"). QUALCOMM is the leading developer and supplier of code division multiple access ("CDMA") digital wireless telecommunications technology. Globalstar is a Delaware limited partnership whose managing general partner is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"); the general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, the partners of which are subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is Loral General Partner, Inc., a subsidiary of Loral. As of December 31, 2001, Loral owned, directly or indirectly, approximately 38.6% of Globalstar. LQSS, LQP, Loral General Partner, Inc. and another Loral subsidiary that is a general partner of LQP, also filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United (Case Nos. 02-10506, 02-10507, and 02-10508) States Bankruptcy Court for the District of Delaware on February 15, 2002.

     Globalstar currently provides satellite-based telephony and narrow band data services though 25 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, the Middle East, China, and South Korea. For the year ended December 31, 2001, Globalstar's recorded net revenues of $6.4 million and provided 23.9 million minutes of billable telecommunication services. As of December 2001, Globalstar had approximately 66,000 commercial subscribers using the system. Globalstar's revenues during 2001 were not sufficient to fund Globalstar's operations.

     Globalstar has developed a new business plan for the purpose of restructuring the partnership's finances; the plan will be submitted to and subject to bankruptcy court approval. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are needed to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Pursuant to its consolidation strategy, on December 18, 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone. In the first transaction, which has closed, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. In the second transaction, Globalstar will acquire the United States and Caribbean service provider and gateway operations from Vodafone upon the receipt of required regulatory approvals. On January 15 and 17, 2002, Globalstar filed five related applications with the United States Federal Communication Commission (the "FCC") for consent to the transfer of Globalstar USA and Globalstar Caribbean Limited's operating authorizations to a subsidiary of Globalstar. On February 27, 2002, the FCC issued a public notice setting a deadline for oppositions to the transfer applications. No oppositions were filed by the deadline. Under the terms of the MOU executed between Loral, the informal committee of bondholders and Globalstar, Loral would contribute its minority interest in the Canadian operations to Newco in exchange for Newco equity interests. Globalstar is still gathering information and pursuing discussions regarding additional service provider properties. Vodafone retains its service provider rights in Australia, the United Kingdom and Greece, and retains a minority interest in the Mexican Globalstar service provider business.

     In organizing Globalstar in 1994, Globalstar selected strategic partners whose marketing, operating and technical expertise would enhance Globalstar's capabilities. Many of Globalstar's strategic partners are or were also Globalstar service providers. Under Globalstar's agreements with these firms, they have received exclusive rights to offer Globalstar service within their assigned territories, with the right to retain their exclusivity as long as they meet minimum performance goals. Globalstar acts as a wholesaler of capacity on its space segment to its service providers.

     Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. We cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's proposed restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationships with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar.

     TE.SA.M is in the process of liquidation and is exiting the Globalstar business. TE.SA.M provides Globalstar service through its gateways in France, Turkey, Venezuela, Argentina, and Peru. Globalstar and other investors are in various discussions with TE.SA.M regarding these businesses. Local purchasers in Turkey, Venezuela, Argentina, and Peru have reached agreements to purchase the local service provider operations from TE.SA.M and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services. Globalstar and TE.SA.M are currently in discussions related to Globalstar acquiring TE.SA.M's gateway in France and have executed a memorandum or understanding, which outlines the principal terms of such a transaction.

     Globalstar is also in discussions with its other service providers, to help them restructure their Globalstar businesses. Typically, service providers are in arrears on accounts due to Globalstar and are seeking to restructure these debts.

     In order to preserve cash during 2001, Globalstar ceased its payments for services performed by Space Systems/Loral, Inc. ("SS/L") and QUALCOMM and is currently overdue on its contractual payment obligations to these vendors. Globalstar and QUALCOMM previously contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract dated March 18, 1994 (the "Development Contract") and contracted for the manufacture, deployment and maintenance of Globalstar Gateways via the Production Gateway Purchase Agreement dated April 30, 1997 (the "Production Agreement"). QUALCOMM terminated the Development Contract and the Production Agreement for non-payment of invoices on November 29, 2001 and on December 20, 2001 respectively. Globalstar is currently negotiating a support agreement with QUALCOMM that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will renegotiate the mutually satisfactory terms required to continue QUALCOMM's support to Globalstar's system operations. SS/L has not terminated its satellite contract with Globalstar and has continued the production of eight spare satellites. Globalstar is in discussions with SS/L regarding the settlement of unpaid amounts due under the satellite contract and the transfer of title to the spare satellites, which is currently held by SS/L, to Globalstar.

     Also in order to conserve cash in 2001, Globalstar reduced its work force from approximately 439 full-time employees on December 31, 2000 to 124 full-time employees on December 31, 2001.

     As of December 31, 2001, Globalstar had approximately $55.6 million in cash and cash equivalents on hand. During 2002, Globalstar plans to use available funds to cover its cash out flow, which it expects to include its traditional wholesale operations, operating costs related to four gateways and retail operations in North America, support to gateway operations from QUALCOMM and its continuing restructuring efforts.

     Globalstar has insufficient cash resources to fund its operations until breakeven operations can be achieved. Globalstar is in the process of finalizing its business plan and disclosure statement to be filed with the U.S. Bankruptcy Court. This plan will include provisions for the amount of new investment that will be necessary to bridge Globalstar to profitable operations.

BUSINESS SEGMENT

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

BUSINESS

OVERVIEW

     Globalstar owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. Globalstar's worldwide, low-earth orbit ("LEO") satellite-based digital telecommunications system (the "Globalstar(TM) System") which uses QUALCOMM's patented CDMA technology to provide high-quality mobile and fixed telephone service to customers who live, work or travel beyond the reach of adequately developed communications networks.

     The Globalstar System is designed to offer a cost-effective communications solution for areas underserved or unserved by existing telecommunications infrastructures. Globalstar mobile phones are simple to use -- just like ordinary cellular telephones -- and are among the smallest, lightest and least expensive satellite phones currently available. These phones are multimode, functioning as cellular phones where terrestrial cellular service is available and as satellite phones where cellular service is not available. Globalstar phones provide this multimode capability without separate modules or plug-ins. Globalstar pay phones and fixed wireless phones for business and residential use provide basic telephone service in rural villages and at remote industrial and residential sites.

     Globalstar phones have familiar features such as phone book, voice-mail, short messaging service, asynchronous data service, and, in some service areas, call forwarding and internet services through packet data switching. Globalstar's utilization of QUALCOMM's CDMA technology will enable it to swiftly adopt future improvements as this industry's leading wireless technology evolves. In addition, because the intelligence of the Globalstar System is located on the ground, future enhancements are easily implemented.

     Globalstar's technology design kept the satellites simple and inexpensive, with the intelligence of the system accessible on the ground in the Globalstar gateways and control centers. Overall, the satellites have performed well, and Globalstar has extended their estimated life to 10 years from initial service. Recent anomalous behavior is described in "The Globalstar System." While two of the fifty-two launched satellites have been declared failed and replaced, other previously anomalous satellites have recovered and have been returned to service. Two satellites are continuing to experience anomalous behavior, but appear to be capable of recovering although this cannot be guaranteed and may take considerable time to achieve. Globalstar continues to believe in the robustness of the Globalstar constellation and the estimated satellite life; however, there can be no assurances that the anomalies will not appear again or that the actual satellite lives will approximate the estimated lives.

SALES AND MARKETING ACTIVITIES

     Globalstar's current marketing program focuses on vertical markets. New applications, such as packet and asynchronous data, have enhanced conventional marketing efforts and opened new business opportunities.

     Globalstar's sales efforts are designed to complement and support the sales and marketing activities of its service providers. Globalstar has created incentives for service providers to pre-purchase minutes of use. For their part, the service providers have introduced new promotional plans in the consumer retail markets. Various plans price phones from as low as $499 with a contract of high volume usage, and/or offer phone leasing arrangements which often includes free minutes of use for limited time periods. Other promotional offerings include packages of prepaid minutes and data compression services.

     Globalstar service providers are adapting their marketing efforts to the needs, characteristics and opportunities within each of the markets. They have identified a number of key segments of the addressable marketplace characterized by early expressions of interest in obtaining the service and by the potential for heavy usage of satellite airtime estimated to range between several hundred and 1,000 minutes per phone per month. These include:

          Government. Globalstar has been used by U.S. Government agencies in peacekeeping operations (Balkans), Federal accident investigations, public safety and resource management, as well as emergency search and rescue. Globalstar service has been used on Coast Guard helicopters, for sending rocket telemetry testing during launch for NASA, and for Remote Piloted Vehicle control research for the US Navy. Globalstar fixed services provided for welfare communications for US troops on exercise in the Middle East, and continue to be deployed in other countries including the Balkans and Middle East. Globalstar terminals have been widely deployed on ships of the Italian Navy and have been extensively used in support of their activities in the Middle East. In late 2001, Globalstar service was extended to include coverage in Central Asia and Afghanistan, in support of government agencies, aid agencies and news gathering organizations. During 2001, Globalstar demonstrated to the military market that, by using the Fortezza PCMCIA card, data files on laptops or handheld computers can be encrypted and sent over the Globalstar system. For the non-military secure communications market, Globalstar introduced two products: 1) the CopyTele DCS-1200 Desktop/Handset for speech and data; and 2) the CopyTele DCS-1400 miniaturized version for voice only.

          Public Safety. Globalstar has concentrated its marketing efforts on agencies responsible for emergencies such as fire, police, hospitals and emergency response teams. These markets will continue to expand in 2002 and additional markets such as national border patrols will also be targeted. As an example, the 2002 Winter Olympic Games required increased levels of security and over 500 Globalstar phones were provided in support of Federal, state and local officials operating in and around Salt Lake City.

          Maritime. During 2001, Globalstar extended the gateway coverage areas to provide service where possible into deep ocean waters. This coverage has provided service to maritime customers crossing the North Atlantic, as well as the coastal waters surrounding North and South America, Europe and the Middle East. During the year Globalstar was mainly targeted at coastal shipping and fishing markets. Fishermen value the attractive price, coverage, security and privacy offered by a Globalstar call versus conventional VHF radio or satellite communications systems. Several major oil tanker fleets have successfully been using Globalstar services as they sail between Alaska and ports in the USA. Based on recently collected call usage data, approximately 20% of Globalstar's current traffic volume is generated from ocean waters.

          During 2001, Globalstar, working with a major maritime telecommunications vendor developed the MCM8, a multi channel packet data modem capable of 64 kilobits per second ("kbps"). In early 2002, another product, the MCM3, a 28.8 kbps terminal capable of both voice and data was launched. These products address maritime shippers, cruise lines, ferries, and other high-speed data users that desire data rates, in excess of 9.6 kbps. Globalstar believes that the addition of data communications has increased Globalstar's attractiveness to maritime customers and made Globalstar more competitive with established maritime communications systems.

          Transportation. Long distance drivers have a continuous need to contact dispatchers and destinations, to obtain information and react to changing business demands and weather conditions, and simply to stay in touch with their families and friends. In the developing world in particular, neither cellular service nor pay phones are available for vast portions of frequently traveled routes. In countries such as Brazil, trains and buses are being equipped with Globalstar phones to provide communications to their passengers in remote areas.

          Natural Resources. Globalstar has been targeting resource industries such as oil and gas, mining, and forestry as well as the remote communities serving these industries. Oil and gas customers operating in the Gulf of Mexico, off the coast of Brazil and the Middle East have been early target markets, initially for voice services. In 2002, Globalstar will be introducing new data products targeted at these markets. Recently, data usage over Globalstar has increased significantly as Globalstar has provided data services to oil field operators during the winter drilling season in Canada.

          Outdoor Enthusiasts. Globalstar service providers have negotiated agreements with specialist resellers in an effort to make Globalstar phones part of the basic equipment of wilderness guides and outfitters, addressing the growing market for adventure and eco-tourism, as well as the hunting, fishing and mountaineering markets. The Globalstar phone has proven to be an ideal communications solution for lodge owners, hikers, hunters and fishers and anyone else in the leisure and outdoor industry. During 2001, Globalstar phones were used on numerous occasions to summon emergency assistance for adventurers.

          Agribusiness. Large plantations, ranches and other agricultural businesses in countries such as Australia, Brazil and Argentina typically lie beyond the range of current or planned cellular service, and are finding Globalstar service valuable to coordinate their operations.

          Utilities. Utility companies worldwide need to maintain transmission lines across long distances in territories that are often vast and remote. Globalstar voice and data features support both on-site as well as remote monitoring of distribution facilities and links. Major utility companies such as ENEL in Italy use the Globalstar service for their maintenance staff in remote areas.

          Aeronautical. Globalstar is working with QUALCOMM and ARNAV to have fully certified 9.6 kbps voice and data products commercially available for installation and use in general aviation aircraft by the second quarter of 2002. These products will be capable of providing cockpit and cabin voice and data communication, as well as integrated data services such as weather and graphical flight plan displays. A Globalstar reseller has succeeded in having the QUALCOMM terminal FAA certified for use in different models of helicopters. These have found use with customers such as news gathering and police departments. During late 2001, QUALCOMM successfully demonstrated a new medium data rate aeronautical terminal capable of transferring data at speeds up to 128 kbps. The primary market for the medium data rate terminal is expected to be voice and data services to corporate aircraft and commercial airliners.

          Rural Telephony. The use of fixed terminals for rural telephony is an expanding market segment for Globalstar. Initially service is being developed through prepaid payphone services in remote villages. By year end 2001, Globalstar rural payphone services have been deployed in five countries, predominately in South and Central America. In Venezuela, nearly 300 payphones had been installed, generating an average of 570 minutes of use each, in December 2001. During 2002, Globalstar expects to see these payphone services being introduced into Eastern Europe and the Middle East. Globalstar partners are also in negotiation with several national regulatory authorities over the deployment of services to assist these countries by offering universal service access in rural areas.

          Data. Globalstar has continued deployment of packet and asynchronous data service throughout the world. Asynchronous data services are available on all Globalstar gateways globally and packet data is being deployed progressively with commercial service available in North America, Brazil, and Western Europe. Non commercial service is available for customer trial in Russia, Australia and Peru and Globalstar intends that these non-commercial services will become fully commercial during 2002.

          Globalstar has continued its development of the data market and has positioned itself for entry into a number of major segments including fixed asset monitoring and mobile asset tracking, and telematics. Globalstar will utilize existing modems available from QUALCOMM and has also entered into a development and production agreement for a low speed simplex modem with an independent development company. This modem expected to be available in the second half of 2002 will be priced well below $100 in volume giving it a substantial competitive advantage for both monitoring and tracking applications.

          Globalstar works through selected value added resellers ("VARs") to market, fabricate and install data solutions. Additional VARs will be appointed during 2002 to achieve increased penetration into several key industries.

THE GLOBALSTAR SYSTEM

     The Globalstar System consists of a satellite constellation, owned by Globalstar, a ground segment known as gateways, currently owned and operated primarily by Globalstar's service providers, and telephones, owned or leased by subscribers.

     The Globalstar space segment consists of:

     - 52 low-earth-orbit satellites, including 2 failed satellites now serving as in-orbit testbeds, 1 in-plane spare at 1,414km and 1 in-orbit spare at the 920km phasing orbit,

     - Eight additional on-ground spare satellites held by SS/L, seven of which have completed production and are in storage; and

     - Two state-of-the art satellite and network operations control centers in California.

     Satellite Constellation. The Globalstar satellites use a simple, traditional "bent pipe" design, amplifying and reflecting received signals directly back to earth, with no intersatellite links. Gateways then connect customer calls through the existing public telephone network. As a result, the Globalstar System complements and extends, rather than bypasses, wireline and cellular network infrastructures.

     Globalstar's full constellation has been launched and the satellites have been performing better than design specifications. However, in mid-March 2001 Globalstar detected anomalous behavior in two of the satellites and removed them from service. These two satellites were subsequently declared failed and replaced with two in-orbit spares in late 2001. SS/L and Globalstar have been working to investigate the anomalies but have so far been unable to conclusively determine the cause of the failures. The extreme space environment at the time of the anomalies was suspected to be the most probable cause. Globalstar further detected anomalous behavior in a third satellite in April 2001; however, the satellite recovered to full performance and was returned to service in August 2001. This event occurred during the same period of extreme space weather and was similar in behavior to the prior two events.

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002 and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, one was out of service for less than two weeks before it was fully recovered and returned to service. A second satellite was recovered after being out of service for approximately 2 months and is expected to be return to service in April 2002. The other two are still out-of-service undergoing diagnostic testing and recovery operations. These two satellites show signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. While neither of these satellites has been declared failed, Globalstar elected to replace one of these two satellites with an in-orbit spare to minimize service interruption. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. Globalstar has additionally implemented further operational safeguards to protect constellation availability and continued safe operations.

     Globalstar has one remaining in-orbit spare at the phasing orbit altitude, and is completing construction of eight on-ground spares that can be used as replacements, if necessary. Globalstar is in discussions with SS/L regarding the settlement of unpaid amounts due under the satellite contract and the transfer of title to the spare satellites, which is currently held by SS/L, to Globalstar.

     The deployment of six satellites in each of eight orbital planes assures that two to four satellites are visible to the subscriber at all times from any point on the earth's surface, other than the extreme northern and southern latitudes. SS/L's patented system design works with QUALCOMM's CDMA technology to permit dynamic selection of the strongest signal available from all satellites in view, a technique Globalstar refers to as path diversity, resulting in superior call clarity and a low incidence of dropped calls. As the satellites and the user change positions, satellites are added and dropped seamlessly from the call.

     Gateways. Globalstar satellites relay calls to earth through Globalstar gateways, which in turn connect the calls through the public telephone network. Thus, the Globalstar System complements and extends, rather than bypasses, the existing telephone network infrastructure. Gateway facilities include three or four large antennas that send and receive signals to and from the satellites, sophisticated call processing equipment that connects calls to the local public telephone network and the software that implements the system's features and supports billing. These facilities, designed and manufactured by QUALCOMM, are currently owned and operated primarily by the Globalstar service providers.

     Each gateway serves a large geographic area. For example, three gateways together cover the United States and Canada from Anchorage to Florida and San Diego to Newfoundland. QUALCOMM has manufactured and shipped 38 gateways, 26 of which have been installed. At the end of 2001, these gateways provided coverage of approximately 67% of the world's land mass and approximately 18% of the world's bodies of water.

     Two manufacturers, QUALCOMM, and Telit, produce mobile phones and car kits for Globalstar. QUALCOMM offers a tri-mode unit that works on AMPS (the analog standard) and CDMA digital cellular networks as well as Globalstar. The QUALCOMM phones are packet data-ready. The Telit phones support both Globalstar and the digital cellular GSM protocol currently used throughout Europe and in many other countries. QUALCOMM also produces fixed units for business and residential use. These units provide basic telephone service in rural villages and at remote industrial and residential sites. QUALCOMM's fixed unit is called a radio access unit, or RAU. The RAUs can be configured as pay phones that accept tokens, debit and credit cards. The contracts between Ericsson and Globalstar for the manufacture and delivery of both mobile and fixed phones were terminated during 2001. Ericsson subsequently filed a legal claim. See the Legal Proceedings section for the legal claim discussion.

     Through December 31, 2001, the three manufacturers produced and delivered to the Company and its service providers; 155,805 handsets, 21,716 car kits and 29,742 fixed units. Retail prices of mobile phones vary among local service providers and are dependent on volume purchases, tariff plan rebates and retail promotions. Globalstar has participated in service providers' programs offering phone discounts.

QUALITY OF SERVICE

     The system's overall performance, and each component of the system, meet or exceed design specifications. From the start of commercial service through February 2001, satellite constellation availability remained at 99.99%, and gateway availability remained at 99.88%. Gateway availability has consistently remained at this level. Gateway functionality and robustness were further increased by installation of a new QUALCOMM software release in late 2001. Satellite constellation availability was adversely affected as the six individual satellite anomalies occurred over the twelve-month period from March 2001 through February 2002. Globalstar currently has 47 satellites in the 48-satellite constellation in service for availability of 97.92%. Although success is not certain, Globalstar is continuing to take steps to affect recovery of the anomalous satellites (one operational and one in-plane spare). Removing the satellites with anomalous behavior from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users may experience a brief loss of service. The affected gateways are experiencing one to four outages per day lasting from 47 seconds to 5 minutes.

     Call success rates for phones used in the system by an experienced operator with a clear view of the sky should exceed 98% based on Globalstar's extensive testing program. The actual average for February 2002 based on call data processed through Globalstar's billing system was 80% for all phone types. Globalstar believes that this lower figure is due to a substantial number of users attempting calls in adverse environments and circumstances. Fixed phones, not unexpectedly, had much higher success rates (average of 92%). An individual phone's actual call success rate is highly dependent upon its use, with variables being the physical surroundings (e.g., the presence of tall buildings or trees), location of the phone in the service area (e.g., a phone on the very edge of a large coverage area, as opposed to closer to the Gateway), and operator experience. The system consistently demonstrates excellent voice quality. Single calls lasting more than two days have been made to confirm the effectiveness of the system's soft hand-off from satellite to satellite and the completeness of the satellite coverage.

REGULATION

     United States FCC Regulation. The Globalstar satellite constellation is licensed by the U.S. FCC as a mobile satellite service ("MSS").

     Globalstar holds regulatory authorization for two pairs of frequencies on its current system: user links (from the user to the satellites, and vice versa) and feeder links (from the gateways to the satellites, and vice versa). The FCC initially authorized the construction, launch and operation of the Globalstar System on January 31, 1995, and assigned the 1610-1626.5/2483.5-2500 MHz bands of the radio frequency spectrum for the user links. However, the FCC currently restricts operation of the user uplink to the 1610-1621.35 MHz portion of the band. This license is held by L/Q Licensee, a subsidiary of LQP, which has agreed to use the FCC license exclusively for the benefit of Globalstar. On November 19, 1996, the FCC authorized L/Q Licensee to use feeder link frequencies in the 5091-5250/6875-7055 MHz bands.

     The FCC license only authorizes the construction, launch and operation of the Globalstar System's satellite constellation. Separate authorizations must be obtained from the FCC for operation of gateways and Globalstar phones in the United States. Globalstar USA, ("GUSA") formerly AirTouch, and its affiliate, Globalstar Caribbean, the exclusive Globalstar service provider in the United States, holds licenses for the Texas and Puerto Rico gateways and a license to operate up to 500,000 Globalstar phones. On January 17, 2002, GUSA and Globalstar filed applications with the FCC to transfer all of GUSA's licenses to a subsidiary of Globalstar in connection with Globalstar's restructuring. Globalstar's three phone manufacturers have obtained equipment authorization for Globalstar phones from the FCC, the European Union and many other countries in which such authorizations are required.

     Under the FCC's band plan for MSS in Globalstar's frequency bands, Globalstar must share the frequencies in the United States with other licensed users. The FCC initially licensed Odyssey, MCHI (Ellipso) and Constellation to share Globalstar's band. Odyssey turned in its license, MCHI's license was cancelled in 2001 and Constellation has not constructed its system. If a another satellite system were authorized to operate in the United States using frequencies assigned to Globalstar, additional coordination obligations may be imposed on Globalstar's operations. Finally, Globalstar may be required to share its feeder link frequencies with other systems. In this regard, Globalstar in 2000 concluded an interim feeder link coordination agreement with ICO Global Communications.

     On January 9, 1997, the FCC adopted rules which make available 300 MHz of bandwidth in the 5 GHz band, including frequencies from 5150 to 5250 MHz, for use by unlicensed devices for wireless high speed data services. The FCC adopted rules, which are designed to ensure that these devices do not cause harmful interference with licensed services using these bands, such as Globalstar's feeder links. On reconsideration, the FCC rejected petitions by terrestrial wireless proponents to raise the power limits for these devices. Globalstar believes that the rules, as adopted, will not have an adverse effect on the usefulness of these bands for its feeder links.

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band. Systems must be constructed in compliance with certain milestones, the first of which occurs on July 17, 2002. Failure to meet milestones will result in cancellation of the construction authorization.

     In August 2001, the FCC issued Notices of Proposed Rulemaking in two proceedings, the outcome of which could affect (1) the amount of radio frequency spectrum available in the future for MSS, including Globalstar and (2) the MSS licensee's ability to use its spectrum for terrestrial services. In the first case, Globalstar is vigorously opposing a reduction in future MSS spectrum. In the second, Globalstar is strongly advocating flexible spectrum authority. These proceedings are likely to be decided during 2002.

     The rules and policies adopted by the FCC for MSS, and the orders granting certain licenses, were challenged in judicial appeals. While these appeals remain pending, Globalstar does not expect the courts to substantially alter the FCC's decisions. Nevertheless, there can be no assurance that a court will not remand the FCC's decisions or that the FCC would not decide to modify Globalstar's authorizations.

     International Coordination. The Globalstar System operates in frequencies which were allocated on an international basis for MSS user links and MSS feeder links. Globalstar is required to engage in international coordination procedures with other proposed MSS systems under the aegis of the International Telecommunications Union ("ITU"). Globalstar will also be required to coordinate the use of its feeder links and any other foreign system which has similar plans. Both a Russian and a Brazilian LEO MSS system have filed with the ITU their intention to use the same feeder link spectrum as Globalstar. There can be no assurance that such coordination will not adversely affect the use of these bands by Globalstar.

     Pursuant to the Intelsat and Inmarsat treaties, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Inmarsat or Intelsat and to coordinate with Intelsat and Inmarsat under obligations imposed on United States satellite systems by international treaties. Globalstar has successfully completed the required coordination with both Intelsat and Inmarsat.

     Regulation of Service Providers. In order to operate gateway earth stations, including the user uplink frequency, the Globalstar service provider in each country is required to obtain a license from that country's telecommunications authority. In addition, the Globalstar service provider must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers.

     United States International Traffic in Arms Regulations. The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, associated ground equipment, and technical data. Certain information involved in the performance of Globalstar's operations falls within the scope of these regulations. As a result, Globalstar may have to obtain an export authorization or restrict access to that information by international companies who are Globalstar service providers. Globalstar has received and expects to continue to receive export licenses for its telemetry and control equipment located outside the United States.

     Other Export Regulation. Globalstar's operations are subject to certain regulations of the U.S. Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the U.S. Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones).

RESEARCH AND DEVELOPMENT

     Globalstar's Development Contract with QUALCOMM, which was terminated by QUALCOMM in November 2001, provided for QUALCOMM to perform certain development tasks related to the Globalstar System. Globalstar is also performing certain in-house engineering tasks that are classified as development costs. Total development costs incurred for 2001, 2000, and 1999 were $4.4 million, $5.3 million, and $94.3 million, respectively. The lower figures for 2001 and 2000 are attributable to Globalstar's having substantially completed initial development and deployment.

PATENTS AND PROPRIETARY RIGHTS

     Globalstar's design and development efforts have yielded 49 patents issued and 28 patents pending in the United States, as well as 36 patents issued and more than 163 patents pending internationally for various aspects of communication satellite system design, implementation and operation. QUALCOMM has obtained more than 300 issued patents and more than 800 patents pending in the United States applicable to QUALCOMM's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

INTERNATIONAL OPERATIONS

     Globalstar earns the vast majority of its revenue from international operations. For 2001, Globalstar earned $0.6 million in U.S. service revenue before discounts and $6.5 million in international service revenue before discounts. At December 31, 2001, 2000, and 1999, Globalstar had substantially all of its long-lived assets located in the United States with the exception of its in-orbit satellites and support equipment for telemetry and command equipment located in various other countries. See "Certain Factors that May Affect Future Results -- Globalstar faces special risks by doing business in developing markets and faces currency risks" for a discussion of the risks related to operating internationally.

EMPLOYEES

     As of December 31, 2001, Globalstar had 124 full-time employees, none of whom is subject to any collective bargaining agreement. Globalstar considers its employee relations to be satisfactory.

COMPETITION

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a two-year contract valued at $72 million from the U.S. Department of Defense. ICO has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future.

     Existing fixed satellite systems, including those of Mobile Satellite Ventures (formerly Motient and American Mobile Satellite Corporation), Comsat Corporation's Planet-1, and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. Globalstar warns you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that Globalstar faces, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

GLOBALSTAR FILED FOR BANKRUPTCY PROTECTION ON FEBRUARY 15, 2002; GTL'S EQUITY INTEREST IN GLOBALSTAR WILL LIKELY BE ELIMINATED, OR AT BEST, SEVERELY DILUTED, IN WHICH EVENT IT WILL HAVE LITTLE OR NO VALUE.

     Globalstar and five of its principal creditors have agreed in principle with respect to the terms of a financial restructuring plan. Globalstar filed the resulting "Memorandum of Understanding -- Proposed Restructuring" ("MOU") and associated Plan Support Agreement with the Securities and Exchange Commission on February 19, 2002. The MOU is intended to form the basis for Globalstar's chapter 11 restructuring plan. The plan, subject to creditor and bankruptcy court review and approval, cancels all partnership interest in Globalstar, including those of GTL. The MOU provides for a rights offering for GTL public shareholders providing the option to purchase shares in a reorganized Globalstar subject to certain conditions. There can be no assurance that the final plan of confirmation shall contain such rights offering or any rights offering to GTL shareholders.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     The $55.6 million cash on hand at the beginning of 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 66,000 commercial subscribers by the end of 2001, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. On February 15, 2002, Globalstar filed its voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. By announcing a financial restructuring and filing for bankruptcy protection, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR MAY BE REQUIRED TO WITHHOLD TAX ON INCOME RESULTING FROM THE CANCELLATION OF DEBT.

     The plan of reorganization now being contemplated by Globalstar will involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to resolve the issue. However, until a solution is found, it is unlikely that Globalstar will be able to secure new investment.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationship with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar. Globalstar has been informed by one service provider that the service provider has decided to terminate services from one of its gateways. The schedule for the termination of services from this gateway, the coverage area of which can largely be served by remaining gateways, has not been finalized, but it is likely that services from the subject gateway will be discontinued during May of 2002. A second service provider, which had not initiated service in its territories in the Middle East, terminated its relationship with Globalstar on June 30, 2001. Globalstar expects other service providers to acquire some or all of these rights. A third service provider, which has not initiated services in Southern Africa territories due to licensing difficulties, has informed us that it is discontinuing its service provider operations and is in discussions to transfer its gateway assets to another service provider.

     Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Neither has Globalstar been able to find purchasers for gateways which were ordered and later cancelled. Globalstar's inability to offer service in these areas ultimately reduces overall demand for its service and undermines its value for potential users who require global service or service in Southeast Asia and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another and conclude roaming testing.

GTL MAY BE UNABLE TO FUND MANDATORY REDEMPTION REQUIREMENTS OF 8% AND 9% CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination thereof. Based upon the price of GTL's common stock at

December 31, 2001, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of December 31, 2001, GTL classified $220,296,000 of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding December 31, 2001 (approximately $0.16). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and 9% convertible redeemable referred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

GTL HAS BEEN DE-LISTED BY THE NASDAQ NATIONAL MARKET.

     On June 14, 2001, GTL's listing was transferred to the Nasdaq SmallCap Market. This change, while still permitting public trading of GTL's shares, reduced their liquidity and may also have had an adverse effect on their trading value. On November 14, 2001, Nasdaq notified GTL that it halted trading in GTL shares. GTL is now traded on the Nasdaq OTC Bulletin Board under the symbol GSTRF.OB. There can be no assurance that there will be any future trading market for the GTL common stock.

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, became due and was repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that a court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     Globalstar's system has performed well. The satellites in orbit have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. Factors that affect the useful lives of Globalstar's satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Globalstar has not insured its satellites against in-orbit failures.

     In mid-March 2001 Globalstar detected anomalous behavior in two of the satellites and removed them from service. These two satellites were subsequently declared failed and replaced with two in-orbit spares in late 2001. SS/L and Globalstar have been working to investigate the anomalies but have so far been unable to conclusively determine the cause of the failures. The extreme space environment at the time of the anomalies was suspected to be the most probable cause. Globalstar further detected anomalous behavior in a third satellite in April 2001; however, the satellite recovered to full health and was returned to service in August 2001. This event occurred during the same period of extreme space weather and was similar in behavior to the prior two events.

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002, and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, one was out of service for less than two weeks before it was fully recovered and returned to service. A second satellite was recovered after being out of service for approximately 2 months and is expected to be return to service in April 2002. The other two are still out-of-service undergoing diagnostic testing and recovery operations. These two satellites show signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. While neither of these satellites has been declared failed, Globalstar elected to replace one of these two satellites with an in-orbit spare to minimize service interruption. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. Globalstar has additionally implemented further operational safeguards to protect constellation availability and continued safe operations.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Based on business operations in 2001, in which Globalstar earned about 91% of its revenue internationally, it expects that most of its business in the future will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

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

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and international regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Vodafone's affiliate, Globalstar Southern Africa, has not yet received a license from the government although its gateway has been operational for more than two years. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

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

     Existing fixed satellite systems, including those of Mobile Satellite Ventures (formerly Motient and American Mobile Satellite Corporation), Comsat Corporation's Planet-1, and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

TECHNOLOGICAL ADVANCES AND A CONTINUING TREND TOWARD STRATEGIC ALLIANCES IN THE TELECOMMUNICATIONS INDUSTRY COULD GIVE RISE TO SIGNIFICANT NEW COMPETITORS.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense. Further, the reorganizations of Iridium L.L.C. and ICO have allowed them to dramatically reduce or eliminate their debt and the need to service that debt. Globalstar anticipates that upon a successful reorganization it will also reduce or eliminate its debt and the need to service that debt.

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     Globalstar believes that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than Globalstar anticipated; therefore, demand for Globalstar's service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar's effort in 2001 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems.

     Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and Globalstar cannot be certain that these technologies will continue to be available to Globalstar on a timely basis or on commercially reasonable terms.

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have again failed to confirm such health risks. In any event because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the Federal Communications Commission, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, Globalstar cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers has an employment contract with GTL or Globalstar except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's Committee of General Partners and chief executive officer of Globalstar and that Mr. Ira
E. Goldberg has agreed to serve as the restructuring officer of GTL under terms set out by the Board of Directors of GTL. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during its restructuring period. Globalstar implemented a retention bonus program in 2001 in an effort to retain its executives and key employees and, subject to bankruptcy court approval intends to implement a similar program in 2002. There can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

DEPENDENCE ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit for the manufacture of GSM dual-mode phones. Ericsson has discontinued manufacturing Globalstar products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with us. If either does, Globalstar may not be able to find a replacement; if Globalstar does find a replacement, there may be a substantial period of time in which its products are not available.

     In order to preserve cash during 2001, Globalstar ceased its payments for services performed by SS/L and QUALCOMM; and is currently overdue on its contractual payment obligations to these vendors. Globalstar and QUALCOMM previously contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract dated March 18, 1994 (the "Development Contract") and contracted for the manufacture, deployment and maintenance of Globalstar Gateways via the Production Gateway Purchase Agreement dated April 30, 1997 (the "Production Agreement"). QUALCOMM terminated the Development Contract and the Production Agreement for non-payment of invoices on November 29, 2001, and on December 20, 2001, respectively. Globalstar is currently in negotiating a support agreement with QUALCOMM that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will renegotiate the mutually satisfactory terms required to continue QUALCOMM's support to Globalstar's system operations.

     SS/L has not terminated its satellite contract with Globalstar and has continued the production of eight spare satellites. Globalstar is in discussions with SS/L regarding the settlement of unpaid amounts due under the satellite contract and the transfer of title to the spare satellites, which is currently held by SS/L, to Globalstar. There can be no assurances that Globalstar and SS/L will reach agreement on contract terms and conditions that will result in the delivery of the satellites from SS/L to Globalstar.

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

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2001. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

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

     If GTL were to become a limited partner in Globalstar, GTL could be deemed to be an investment company under the Investment Company Act of 1940. If this happens, GTL would become subject to the registration and other requirements of that law. In order to register, GTL might be required to reincorporate as a domestic U.S. corporation and would thereafter be subject to U.S. tax on its worldwide income. GTL currently intends to conduct its operations so as to avoid being deemed an investment company under the Investment Company Act of 1940.

HOLDERS OF GTL PREFERRED STOCK WILL HAVE THE RIGHT UNDER CERTAIN CIRCUMSTANCES TO APPOINT DIRECTORS TO GTL'S BOARD OF DIRECTORS AND TO APPOINT A MEMBER TO GLOBALSTAR'S GENERAL PARTNERS' COMMITTEE.

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's General Partners' Committee.

PATENTS HELD BY OTHER FIRMS OR INDIVIDUALS MAY BLOCK GLOBALSTAR'S PATENTS.

     Because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending or issued that could result in infringement by Globalstar. In such an event, Globalstar could be required to redesign some part of its system or pay royalties for use of the third parties' patents, which could increase cost or delay implementation of certain features or functions. In January 2000, TRW asserted in a letter to Globalstar that certain TRW patents may be infringed. Globalstar denied the assertion, and has not had any communication with TRW on this matter since February 2001.

VOLATILITY OF MARKET VALUES.

     Globalstar's stock price and the fair value of its senior notes experienced substantial price volatility in the period before Globalstar announced that it would restructure its debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of its competitors, and political conditions may materially adversely affect its market values in the future.

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

GTL HAS NO SOURCE OF FUNDS OTHER THAN THOSE PROVIDED BY GLOBALSTAR.

     GTL has no source of funds other than as may be provided to it from time to time by Globalstar. These funds are utilized to cover administrative and legal expenses incurred by GTL related to its ongoing litigation and Globalstar's bankruptcy proceedings.

GLOBALSTAR IS SUBJECT TO EXPORT REGULATION.

     Globalstar's operations are subject to certain regulations of the U.S. Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the U.S. Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar's operations in a particular country

ITEM 2.  PROPERTIES

     Globalstar currently has one lease covering approximately 106,200 square feet of office space in San Jose, California. This lease expires on December 31, 2008. Globalstar has two options to extend the initial term of this lease for five years each. In addition, Globalstar leases 12,000 square feet for its back-up Ground Operations Control Center ("GOCC") in El Dorado Hills, California. The lease expires in November 2006 with options to renew for up to an additional six years.

ITEM 3.  LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the U.S. Bankruptcy

Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant the U.S. Bankruptcy Code.

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that seek monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson takes the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties are attempting to negotiate a settlement and liquidation of the amount in dispute, which amount will become a creditor's claim by Ericsson against Globalstar in its bankruptcy case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     GTL's common stock is currently traded on the NASDAQ OTC Bulletin Board ("NASDAQ OTC") under the symbol "GSTRF.OB" The following table presents the reported high and low sale prices of GTL's common stock as reported on NASDAQ National Market, NASDAQ SmallCap Market, and the NASDAQ OTC Bulletin Board markets during 2000 and 2001.

                                                       MARKET PRICE
                                            ----------------------------------
                                                 2001               2000
                                            --------------    ----------------
                                            HIGH      LOW      HIGH      LOW
                                            -----    -----    ------    ------
Quarter ended:
  March 31................................  $2.28    $0.36    $53.75    $12.81
  June 30.................................   0.77     0.25     15.75      5.81
  September 30............................   0.47     0.20     14.19      7.13
  December 31.............................   1.14     0.10      9.00      0.72

     GTL and Globalstar do not currently anticipate paying any dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution). GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar will pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. Globalstar's credit agreements and the indentures related to its senior notes restrict the ability of Globalstar to pay cash distributions on its ordinary partnership interests. On January 16, 2001, Globalstar and GTL suspended indefinitely dividend payments on their preferred equity interests.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 31, 2002, there were 1,603 holders of record of GTL's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------
                                    2001         2000(3)       1999(2)      1998(1)       1997
                                 -----------    ----------    ----------    --------    --------
STATEMENT OF OPERATIONS DATA:
Equity in net loss applicable
  to ordinary partnership
  interests of Globalstar,
  L.P..........................  $   142,298    $1,667,761    $   81,861    $ 50,561    $ 24,152
Equity in net loss applicable
  to preferred partnership
  interests of Globalstar,
  L.P..........................           --       356,944            --          --          --
Net loss.......................      142,298     2,029,123        32,151      50,561      24,152
Net loss applicable to common
  shareholders.................      168,860     2,059,853        81,861      50,561      24,152
Net loss per share -- basic and
  diluted(4)...................         1.54         20.85          0.99        0.67        0.43
CASH FLOW DATA:
Provided by operating
  activities...................           --        30,745        22,470          --          --
Used in investing activities...           --       354,326       488,309       1,112     153,140
Provided by equity
  transactions.................           --       323,581       465,839       1,112     153,140
Provided by borrowings.........           --            --            --          --          --
Dividends paid per common
  share........................           --            --            --          --          --
RATIO OF EARNINGS TO FIXED
  CHARGES......................          N/A            1x            1x          1x          1x
Deficiency of earnings to cover
  fixed charges................       25,562            NA            NA          NA          NA
                                                          DECEMBER 31,
                                 ---------------------------------------------------------------
                                    2001           2000          1999         1998        1997
                                 -----------    ----------    ----------    --------    --------
BALANCE SHEET DATA:
Investment in Globalstar,
  L.P..........................  $        --    $       --    $1,034,902    $580,428    $612,716
Total assets...................           --            --     1,034,902     580,428     612,716
Convertible preferred
  equivalent obligations(5)....           --            --            --          --     301,410
Convertible redeemable
  preferred stock(6)...........      220,296            --            --          --          --
Shareholders' equity
  (deficit)....................   (1,075,803)     (686,647)    1,031,579     580,428     309,627
Shareholders' equity (deficit)
  per common share(4)..........       (10.49)        (9.76)         7.46        7.08        5.05

---------------
(1) Includes GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

(2) Includes GTL's proportionate share of Globalstar's $29.9 million loss from the write-off of excess launch vehicle deposits.

(3) Includes GTL's share of Globalstar's $2.9 billion charge from the impairment of the Globalstar System.

(4) Restated to reflect two-for-one stock splits in May 1997 and June 1998. The 2001, 2000 and 1999 balances exclude the redemption value of the 8% Series A and 9% Series B preferred stock.

(5) All convertible preferred equivalent obligations were converted into common stock in 1998.

(6) Certain convertible redeemable preferred stock was classified outside of shareholders' deficit in 2001.

                                GLOBALSTAR, L.P.
            (IN THOUSANDS, EXCEPT PER PARTNERSHIP INTEREST AMOUNTS)

                                                      YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       2001       2000(2)      1999(3)     1998(4)       1997
                                     --------    ----------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net revenue........................  $  6,404    $    3,650    $     --    $     --    $     --
Operating expenses.................   205,258     3,476,648     186,505     146,684      88,071
Interest income....................     4,513        16,490       6,141      17,141      20,485
Interest expense...................   381,170       329,163          --          --          --
Net loss applicable to ordinary
  partnership interests............   602,073     3,816,401     232,584     151,740      88,788
Net loss per weighted average
  ordinary partnership interest
  outstanding -- basic and
  diluted..........................      9.26         61.23        3.99        2.69        1.74
OTHER DATA:
Deficiency of earnings to cover
  fixed charges(1).................   602,073     3,824,533     466,369     330,475     184,683
CASH FLOW DATA:
Used in operating activities.......   120,448       455,741      56,576      24,958      68,615
Used in (provided by) investing
  activities.......................    (3,909)       95,156     721,733     682,884     622,004
Provided by partners' capital
  transactions.....................        --       331,275     463,329      14,825     132,990
Provided by (used in) other
  financing activities.............    (2,237)      266,348     386,432     287,552     998,137

                                                         DECEMBER 31,
                             --------------------------------------------------------------------
                                2001           2000           1999          1998          1997
                             -----------    -----------    ----------    ----------    ----------
BALANCE SHEET DATA:
Cash and cash
  equivalents(5)...........  $    55,625    $   196,849    $  173,921    $   56,739    $  464,154
Globalstar System, net.....      229,774        264,856            --            --            --
Globalstar System under
  construction.............           --          1,634     3,181,189     2,302,333     1,626,913
Total assets...............      456,391        702,276     3,781,459     2,670,025     2,149,053
Vendor financing liability,
  including current
  portion..................      869,385        788,423       393,795       371,170       197,723
Long-term debt(6)..........      277,330        262,366     1,799,111     1,396,175     1,099,531
Redeemable preferred
  partnership
  interests(7).............           --             --            --            --       303,089
Partners' capital
  (deficit)................   (2,997,753)    (2,395,214)    1,028,329       602,401       380,828

---------------
(1) The ratio of earnings to fixed charges is not meaningful, as Globalstar has incurred operating losses.

(2) The results of operations for 2000 include a $2.9 billion charge from the impairment of the Globalstar System.

(3) The results of operations for 1999 include a $29.9 million loss from the write-off of excess launch vehicle deposits.

(4) The results of operations for 1998 include a $17.3 million loss from launch failure.

(5) Includes restricted cash of $22.4 million and $46.2 million for 2000 and 1999, respectively, received from service providers for the purchase of gateways.

(6) Reflects the classification of $1.9 billion of senior notes and term loans as current obligations in 2000.

(7) All outstanding redeemable preferred partnership interests as of December 31, 1997 were converted to ordinary partnership interests in April 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar filed Chapter 11 petition under the United States Bankruptcy Code on February 15, 2002; (ii) Globalstar has limited cash to fund its operations and will require additional financing; (iii) Globalstar has defaulted on certain debt payments; (iv) The rate of growth for the service has not been sufficient to sustain Globalstar's cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) GTL may be unable to fund mandatory redemption requirements of 8% and 9% convertible redeemable preferred stock.; (viii)GTL has been de-listed by the NASDAQ national market; (ix) Lockheed Martin is disputing Globalstar's right to issue it a $150 million note in satisfaction of payments made under a guaranty; (x) Globalstar's satellites have a limited useful life and may fail prematurely; (xi) Globalstar faces special risks by doing business in developing markets and faces currency risks; (xii) Globalstar's business is regulated, causing uncertainty and additional costs; (xiii) technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors;
(xiv) new technologies and the expansion of land-based systems may reduce demand for Globalstar's service; (xv) Globalstar could face liability based on alleged health risks; (xvi) Globalstar relies on key personnel; (xvii) Globalstar is dependent on key vendors; (xviii) Certain potential conflicts of interest could result in decisions adverse to Globalstar's interests; (xix) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xx) a change of control of GTL or reduction in GTL's ownership of Globalstar could result in GTL having to pay additional taxes and becoming subject to onerous requirements under the Investment Company Act; (xxi) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL's Board of Directors and to appoint a member to Globalstar's General Partners' Committee (xxii) patents held by other firms or individuals may block Globalstar's patents; (xxiii) Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control; (xxiv) GTL is dependent upon payments from Globalstar to meet its obligations; (xxv) GTL has no source of funds other than those provided by Globalstar; and (xxvi) Globalstar is subject to export regulation.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar debt facilities have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. (See discussion of Globalstar's proposed restructuring plan below). These factors among others raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to the filing of Globalstar's bankruptcy petition resulted in an agreement among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

RESULTS OF OPERATIONS

     Globalstar currently provides satellite-based telephony and narrow band data services though 25 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, the Middle East, China and South Korea. For year ended December 31, 2001, Globalstar's recorded total revenues of $6.4 million and provided 23.9 million minutes of billable telecommunication services. As of December 2001, Globalstar had approximately 66,000 commercial subscribers using the system. Globalstar's revenues during year 2001 were not sufficient to fund Globalstar's operations.

     Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationships with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar.

     TE.SA.M is in the process of liquidation and is exiting the Globalstar business. TE.SA.M provides Globalstar service through its gateways in France, Turkey, Venezuela, Argentina, and Peru. Globalstar and other investors are in various discussions with TE.SA.M regarding these businesses. Local purchasers in Turkey, Venezuela, Argentina, and Peru have reached agreements to purchase local service provider operations from TE.SA.M and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services. Globalstar and TE.SA.M are currently in discussions related to Globalstar acquiring TE.SA.M's gateway in France and have executed a memorandum of understanding, which outlines the principal terms of such a transaction.

  2001 Compared with 2000

     For 2001, Globalstar recognized service revenue of $6.2 million compared to $2.2 million in 2000. The increase in service revenue over the previous year is due to the increased usage of the system as Globalstar's market penetration increased from approximately 31,000 subscribers globally on December 31, 2000 to 66,000 subscribers on December 31, 2001. Subscriber equipment revenue of $152,000 was recorded during the portion of December 2001 that Globalstar owned a majority interest in the Canadian service provider; no such revenue was generated in 2000. Royalty income decreased from $1.4 million in 2000 to $57,000 in 2001 as equipment sales channels have filled to capacity. During 2001, Globalstar recognized total revenue of $6.4 million, an increase of $2.7 million over the 2000 total revenue of $ 3.7 million.

     Operating Expenses. For 2001, operations expenses were $56 million as compared to $128 million for 2000. The decrease is primarily due to the cost saving measures implemented during 2001. In addition, many of the costs associated with Globalstar's support to gateway installation and testing and the commencement of commercial operations of the Globalstar constellation and ground control centers incurred in 2000 to complete the system, were not necessary in 2001.

     Marketing, general and administrative expenses were $101 million and $81 million for 2001 and 2000, respectively. The increase is primarily the result of accrued liabilities related to the Ericsson arbitration and increases in bad debt expense. Globalstar provided a bad debt allowance on gateway and user terminal receivables of $20.2 million in 2001. However, these increases were offset partially by significant decreases in advertising and marketing costs and a 71% decrease in payroll and fringe benefit expenses. Exclusive of the arbitration and bad debt expense, marketing, general and administrative expenses declined $35.2 million from 2000 to 2001.

     Depreciation and amortization was $36 million and $328 million for 2001 and 2000, respectively. In 2000, Globalstar took an impairment charge of $2.9 billion dollars against its assets; the reduced depreciation and amortization in 2001 resulted from the reduced cost basis of the assets.

     Interest income decreased to $5 million in 2001 from $16 million in 2000. The decrease is the result of lower average cash balances available for investment during 2001, and to a lesser extent, lower interest rates.

     Interest expense increased to $381 million in 2001, as compared to $329 million in 2000. This increase resulted from higher debt accumulation during 2001 as compared to 2000.

     Preferred distributions decreased to $27 million in 2001 from $31 million in 2000, primarily the result of conversions of preferred interests into common interests. None of the distributions accrued during 2001 were paid.

     During 2001, Globalstar incurred $12 million in restructuring costs. Globalstar's restructuring costs included employee separation costs, the cost of financial advisors and legal counsel to both Globalstar and its informal committee of bondholders and other costs associated with Globalstar's financial restructuring. Employee separation costs relate to a reduction in workforce from approximately 439 full-time employees at the beginning of 2001 to 124 full-time employees on December 31, 2001.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $602 million for 2001, compared to $3.8 billion in 2000.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements because U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

  2000 Compared with 1999

     For 2000, Globalstar recognized service revenue of $2.2 million and royalty income of $1.4 million resulting in total revenue of $3.7 million. Globalstar had offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. Globalstar service providers purchased approximately $11.7 million of gross advance minutes ($8.8 million net of 25% discount). Of the prepaid committed revenue, $1.0 million was recognized as service revenue during the year ended December 31, 2000. As a development stage company, launching its satellite network and preparing for operational services, Globalstar recorded no revenue in 1999.

     Operating Expenses. For 2000, operations expenses were $128 million as compared to $94 million for 1999. The increase is primarily the result of increased costs associated with Globalstar's support to gateway installation and testing and the commencement of commercial operation of the Globalstar constellation and ground control centers.

     Marketing, general and administrative expenses were $81 million and $60 million for 2000 and 1999, respectively. The increase is primarily the result of increased advertising and marketing costs associated with Globalstar commencing service. During 2000, Globalstar incurred advertising expenses of approximately $29 million -- $22 million associated with its global branding campaign and $7 million of cooperative advertising support to its service provider partners' advertising programs.

     Depreciation and amortization was $328 million and $2 million for 2000 and 1999, respectively. The increase is the result of Globalstar commencing service and starting to depreciate the Globalstar System in 2000.

     Interest income increased to $16 million in 2000 compared to $6 million in 1999. The increase is the result of higher average cash balances available for investment during 2000, and to a lesser extent, higher interest rates.

     Interest expense increased to $329 million in 2000, as compared to no interest expense in 1999. This increase results from Globalstar commencing service and starting to expense interest, which was previously capitalized to the Globalstar System under construction.

     Preferred distributions decreased to $31 million in 2000 from $52 million in 1999. The decrease is primarily the result of a conversion of the 8% RPPIs that occurred in 1999, offset in part by a dividend make-whole payment made in connection with such conversion.

     In 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets were impaired. The fair value, for purposes of measuring the impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows were based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections were based on Globalstar's then current market outlook, which was significantly influenced by service provider projections.

     As a result of the above, and Globalstar's $2.9 billion impairment charge, the net loss applicable to ordinary partnership interests increased to $3.8 billion for 2000, compared to $233 million in 1999.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, Globalstar had approximately $55.6 million in cash and cash equivalents on hand. During 2002, Globalstar plans to use available funds to cover its net cash out flow which it expects to include operating costs associated with operating gateways and retail operations in North America and portions of Europe in addition to its traditional wholesale operations.

     The $55.6 million cash on hand at the beginning of 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

     Cash and cash equivalents, decreased from $197 million on December 31, 2000 to $56 million on December 31, 2001, the net decrease is primarily the result of net cash used to fund net operating losses in 2001, net of non-cash items including accrued interest on debt, depreciation and amortization and bed debt reserves. Net cash outflows in 2001, included $4.4 million of expenditures on the Globalstar system.

     As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

CAPITAL EXPENDITURE REQUIREMENTS

     Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2001, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve-month call-up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. Globalstar has the option to cancel these launch vehicle commitments in 2002 subject to termination charges of $18.6 million.

COMMITMENTS AND CONTINGENCIES

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, became due and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in proportion to the principal amount of the credit facility guaranteed. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3% and are presented as notes payable and notes payable to affiliates on the consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the U.S. Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant to the U.S. Bankruptcy Code.

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that seek monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson takes the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties are attempting to negotiate a settlement and liquidation of the amount in dispute, which amount will become a creditor's claim by Ericsson against Globalstar in its bankruptcy.

     The plan of reorganization now being contemplated by Globalstar will involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to resolve the issue. However, until a solution is found, it is unlikely that Globalstar will be able to secure new investment.

     Globalstar has experienced seven satellite anomalies in the last thirteen months. Two of the satellites have been declared failed. Three have recovered, with two of the three returned to service. The third recovered satellite is expected to be returned to service during April 2002. Two of the satellites remain under investigation with the expectation, but not certainty, that they will be eventually returned to service. Globalstar has one remaining in-orbit spare at the phasing orbit altitude of 920km and, assuming full recovery, one in-plane spare at the 1414km operational altitude. Additionally, Globalstar is completing construction of eight on-ground spares, that can be used as replacements. Transfer of title of the on-ground spares is currently pending resolution between Globalstar and SS/L over outstanding amounts due by Globalstar. Seven of the ground spares are already completed and in secure storage. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users may experience a brief loss of service. The affected gateways are experiencing one to four outages per day lasting from 47 seconds to 5 minutes.

     If the cause of the anomaly is found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, Globalstar may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

TAXATION

     GTL will be subject to U.S. federal, state and local corporate tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the United States ("U.S. Income") and will be required to file federal, state and local income tax returns with respect to such U.S. Income. GTL expects, based on Globalstar's description of its proposed activities, that most of GTL's income will be from sources outside the United States and that such income will not be effectively connected with the conduct of a trade or business within the United States ("Foreign Income"). Thus, GTL believes that there generally will be no U.S. taxes on its share of Globalstar's Foreign Income

     In addition, any portion of GTL's income from sources outside the United States, realized through Globalstar or otherwise, may be subject to taxation by certain foreign countries. The extent to which these countries may require GTL or Globalstar to pay tax or to make payments in lieu of tax cannot be determined in advance. However, based upon its review of current tax laws, including applicable international tax treaties of certain countries that Globalstar believes to be among its key potential markets, it expects that a significant portion of its worldwide income will not be subject to tax by the foreign countries from which Globalstar derives its income. To the extent that Globalstar bears a higher foreign tax because any holder of its ordinary partnership interests (including GTL) is not subject to United States tax on its share of Globalstar's foreign income, the additional foreign tax will be specially allocated to such partner and will reduce amounts distributed by Globalstar to such partner with respect to the ordinary partnership interests held by such partner.

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar has adopted SFAS No. 142 effective January 1, 2002. Management does not believe that adopting this pronouncement will have significant impact on its financial position or its results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar has adopted SFAS No. 144 effective January 1, 2002. Management does not believe that adopting this pronouncement will have significant impact on its financial position or its results of operations.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses reported for the period. Actual results could differ from estimates.

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

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2001. As a result of its general partner status, GTL has recorded a cumulative liability of $825.6 million. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

     The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. If Globalstar's estimates of future performance and long term revenue projections change, management may be required to record additional impairment charges.

     Long term assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of December 31, 2001, Globalstar resumed collection of airtime usage and gateway operational costs from service providers. Collections of production gateway receivables have been deferred indefinitely and were reclassified to long-term assets. In addition Globalstar provided an allowance for doubtful collection of $20.2 million on gateway receivables. If actual collections are less favorable than those projected by management, additional allowances may be required.

     Inventory consists of fixed and mobile user terminals, and accessories. Inventory is stated at lower of cost or market. Cost is computed using a standard cost, which approximates actual cost on a first-in, first-out basis. Inventory write-downs are based on management's best estimates as they relate to excess and obsolescence. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

     Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

RELATED PARTY DISCLOSURES

     Globalstar has a number of other transactions with its affiliates. Such transactions have been negotiated on an arms-length basis and Globalstar believes that the arrangements are no less favorable to Globalstar than could be obtained from unaffiliated parties. The following describes these related-party transactions.

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, LQSS. The general partner of LQSS is LQP, a Delaware limited partnership comprised of subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 2001, Loral owned, directly or indirectly, 25,163,142 (approximately 38.6%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,995 shares of GTL outstanding common stock.

     During 2001, Bernard L. Schwartz resigned as Chief Executive Officer of Globalstar, Chairman of the Board of GTL and Chief Executive Officer GTL. Mr. Schwartz remains as a member of the General Partners' Committee of Globalstar and is the Chairman of the Board of Directors and Chief Executive Officer of Loral. All of the previous GTL officers resigned during 2001 and Ira E. Goldberg was named GTL Restructuring Officer in 2001. He is currently the only officer of GTL. During 2001, Olof Lundberg was named as the new Chief Executive Officer of Globalstar and Chairman of the General Partner's Committee.

     In order to accelerate the deployment of gateways around the world, Globalstar agreed to help service providers finance approximately $80 million of the cost of the initial gateways. Globalstar entered into an agreement with QUALCOMM for the manufacturing, deployment and maintenance of Globalstar gateways. Globalstar, in turn, invoiced the service providers for the contract costs plus a markup. As of December 31, 2001, the collection of $51.3 million of service provider gateway purchase receivables, which are secured by gateway assets, are deferred indefinitely, as well as $3.7 million of interest. Currently due under the production gateway purchase agreement are $9.6 million of gateway operational costs. The collection of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar will retain title to these gateways, subject to local restrictions. As of December 31, 2001, Globalstar has classified the production gateway purchase receivables as long-term assets and provided an allowance for doubtful collection of $20.2 million.

     Globalstar will receive from QUALCOMM or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. As of December 31, 2001, 26 gateways have been sold resulting in a $7.7 million reduction in costs associated with the Globalstar System. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal shipped by the terminal manufacturer, until Globalstar funding of that design has been recovered.

     Globalstar has also agreed to purchase from SS/L eight spare satellites for $148 million (including performance incentives of up to $16 million). As of December 31, 2001, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve and eighteen month call-up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. Globalstar has the option to cancel these launch vehicle commitments in 2002, subject to termination charges of approximately $18.6 million.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million credit facility. As of December 31, 2001, $614.7 million was outstanding under this facility (including $114.7 million of accrued interest which includes an additional 5% penalty). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty-five percent vested on September 1, 2000, and the remaining twenty-five percent vested on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing has been accelerated and is immediately due and payable.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, which are comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and no payments were made in 2001; $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000; and $90 million of vendor financing, which bears interest and is repayable over five years commencing in 2001. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2001, 6 of the 8 replacement satellites were placed in storage and payments became due. No payments were made in 2001 and interest accrued on the remaining 50%. Total accrued interest on the orbitals as of December 31, 2001 was $163,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 2001. Penalty fees are being accrued at LIBOR plus 3%, and total accrued penalties as of December 31, 2001 was $922,000. Payments on the $90 million of vendor financing were due beginning December 31, 2001 of which no payments were made. Interest is being accrued at LIBOR plus 3% and total accrued interest as of December 31, 2001 was $52.8 million.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
SS/L...................................................  $259,098    $242,690
Loral..................................................       961         722
QUALCOMM...............................................   629,139     565,642
Other affiliates.......................................    15,298      10,824
                                                         --------    --------
                                                          904,496     819,878
Less, current portion..................................   849,357     621,827
                                                         --------    --------
Long-term portion......................................  $ 55,139    $198,051
                                                         ========    ========

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was repaid in full by its guarantors, including Lockheed Martin, QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%, and are presented as notes payable and notes payable to affiliates on the consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

     During 2001, $5 million of the notes payable to affiliates (Loral) were offset with various receivables from Globalstar.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B").

The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2001, all amounts under the $500 million credit agreement were drawn.

     Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities.

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). Fifty percent of the warrants vested in February 2000 and an additional 25% vested in August 2000. The outstanding warrants expire in 2006. However, in light of Globalstar's chapter 11 petition, the warrants are likely to be of little or no value.

     Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement. As a result of Globalstar's bankruptcy petition filing on February 15, 2002, this credit facility has been accelerated and is immediately due and payable.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 60,000 options were exercised in 2000 and expire 12 years from date of grant.

     In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.34 and $12.50 below market price on the grant date. These options vest over a three year period and expire 10 years from date of grant; 40,000 options were exercised in 1999 and no options were cancelled during 2001, 2000 and 1999.

     Loral granted options of Loral common stock to certain officers and employees of Globalstar as follows: April 1996, 94,000 shares at $10.50 per share, of which 13,200 shares were exercised in 1998 and 1997; April 1997, 5,000 shares at $13.75 per share, of which 1,000 shares were exercised and 4,000 shares were cancelled in 1998; February 1998, 2,000 shares at $24.44 per share, October 1998, 600 shares at $13.50 per share and December 16, 1999, 30,000 shares at $16.00 per share.

     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     Globalstar has granted to QUALCOMM an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the QUALCOMM agreement. QUALCOMM may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that QUALCOMM may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date (as defined in such grant), whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to QUALCOMM described above is generally royalty free. Under certain specified circumstances, however, QUALCOMM will be required to pay a 3% royalty fee on such intellectual property.

     Globalstar entered into agreements with certain limited partners, for services to be provided to Globalstar at the gateways, for example, site support of Globalstar's telemetry and command equipment located at the partner's gateways.

     QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and Globalstar does not expect any other vendor to manufacture gateways. QUALCOMM has granted a license to manufacture Globalstar user terminals to Ericsson and Telit and has also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. In December 2001, Globalstar acquired a majority interest in the Canadian service provider business. Founding service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     In December 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation for $100, plus acquisition costs of $258,000. VSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now joint venture partners with Loral in GCSC, the Canadian service provider. The acquisition is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Under the terms of the MOU executed between Loral, the informal committee of bondholders and Globalstar, Loral would contribute its minority interest in GCSC to Newco in exchange for Newco equity interests.

     The limited partnership agreement provides that, LQP, the general partner of LQSS, would receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately would receive 80% and 20% of such distribution, respectively. Given Globalstar's reorganization under chapter 11 of the U.S. Bankruptcy Code, it is unlikely that these distributions will be paid.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS DISCLOSURE

     As of December 31, 2001, Globalstar had various contractual obligations and commercial commitments, which are more fully disclosed in the notes to Globalstar's consolidated financial statements. Commercial commitments are items that Globalstar could be obligated to pay in the future and are not included in Globalstar's consolidated balance sheet. The following table discloses aggregate information about Globalstar's contractual obligations and commercial commitments and the periods in which payment are due (in thousands):

                                                                            PAYMENTS DUE BY PERIOD
                                                       -----------------------------------------------------------------
CONTRACTUAL OBLIGATIONS AND         TOTAL INCLUDING                                                AFTER      FOOTNOTE
COMMERCIAL COMMITMENTS              ACCRUED INTEREST   LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   5 YEARS   REFERENCE(1)
---------------------------         ----------------   ----------------   ---------   ---------   -------   ------------
CONTRACTUAL OBLIGATIONS
Vendor Financing SS/L.............     $  254,708         $  199,569      $ 55,139     $   --     $   --          7
Vendor Financing QUALCOMM.........        614,677            614,677            --         --         --          7
Notes Payable.....................        169,787                 --       169,787         --         --          8
Notes Payable to Affiliate........        107,543                 --       107,543         --         --          8
Revolving credit facility.........        110,013            110,013            --         --         --          8
Term Loan A.......................        110,548            110,548            --         --         --          8
Term Loan B.......................        331,886            331,886            --         --         --          8
11 3/8% Senior Notes..............        566,845            566,845            --         --         --          9
11 1/4% Senior Notes..............        352,387            352,387            --         --         --          9
10 3/4% Senior Notes..............        363,305            363,305            --         --         --          9
11 1/2% Senior Notes..............        329,829            329,829            --         --         --          9
Dividends payable.................         29,870             29,870            --         --         --         10
Pension and Retiree Medical
  Obligation......................          2,840              2,840            --         --         --         12
Deferred Revenues.................         31,359             31,359            --         --         --          3
                                       ----------         ----------      --------     ------     ------
Total Contractual Obligations.....     $3,375,597         $3,043,128      $332,469     $   --     $   --
                                       ==========         ==========      ========     ======     ======
COMMERCIAL COMMITMENTS
Operating Leases..................     $   22,632         $    3,250      $  6,269     $6,548     $6,565         17
Launch Termination Costs..........         18,635             18,635            --         --         --          6
Space Satellites Purchase
  Commitment(2)...................            743                743            --         --         --          6
                                       ----------         ----------      --------     ------     ------
Total Commercial Commitments......     $   42,010         $   22,628      $  6,269     $6,548     $6,565
                                       ==========         ==========      ========     ======     ======

---------------
(1) Refers to the notes to Globalstar's consolidated financial statements included herein.

(2) Under the contract, this is the amount that is not due and recognizable currently, costs recognized to date have either been paid or are part of Vendor Financing SS/L.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001 and 2000, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $201 million and $330 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2001 and the recorded value for 2000. The long-term obligations carrying value exceeded fair value by $2.9 billion and $2.6 billion as of December 31, 2001 and 2000, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $30 million and $29 million for 2001 and 2000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

     The following sets forth information concerning GTL's directors as of March 31, 2002.


    Douglas G. Dwyre
                Age:    69
     Director Since:    March 1999
Business Experience:    Mr. Dwyre was President of Globalstar, L.P. from March 1994 until his retirement in March 1999. He also served as Senior
                        Vice President of Globalstar Telecommunications Limited from
                        May 1996 to March 1999.
 Sir Ronald Grierson
                Age:    80
     Director Since:    May 1996
Business Experience:    Sir Ronald is a member of the General Partners' Committee of
                        Globalstar. In addition, Sir Ronald is the Chairman of the
                        European Advisory Board of The Blackstone Group, which was previously retained by Globalstar, L.P. as a financial
                        advisor. He is the retired Vice-Chairman of General Electric
                        Company plc.
Other Directorships:    Chime Communications plc, Etam Development S.A. and
                        Safic-Alcan S.A. Retired director of Daily Mail and General
                        Trust plc.

       E. John Peett
                Age:    66
     Director Since:    December 1994
Business Experience:    Business Experience: Mr. Peett was a founder and Executive
                        Director of Vodafone Group Plc. until his retirement in
                        October 1997.
Other Directorships:    Chairman of Cambridge Positioning Systems Limited and
                        Vice-Chairman of PNC Telecom Plc.

  Michael B. Targoff
                Age:    57
     Director Since:    November 1994
Business Experience:    Mr. Targoff is Founder and Chief Executive Officer of
                        Michael B. Targoff & Co. Prior to that, he was President of
                        Globalstar Telecommunications Limited and Chief Operating
                        Officer of Globalstar, L.P. from May 1996 to January 1998.
                        From April 1996 to January 1998, Mr. Targoff was President
                        and Chief Operating Officer of Loral Space & Communications
                        Ltd. Prior to that time, he served as Senior Vice President and Secretary of Loral Corporation.
Other Directorships:    Leap Wireless International and Infocrossing, Inc.

    A. Robert Towbin
                Age:    66
     Director Since:    January 1995
Business Experience:    Mr. Towbin is a member of the General Partners' Committee of
                        Globalstar. Mr. Towbin is a Managing Director of Stephens
                        Inc. From January 1, 2000 to November 2001 he was
                        Co-Chairman of C.E. Unterberg, Towbin and from September
                        1995 to 1999 was Senior Managing Director of C.E. Unterberg,
                        Towbin. January 1994 to September 1995, Mr. Towbin was
                        President and CEO of the Russian-American Enterprise Fund (a
                        U.S. government-owned investment fund) and later Vice
                        Chairman of its successor fund, The U.S. Russia Investment
                        Fund. He was a Managing Director of Lehman Brothers and Co-
                        Head, High Technology Investment Banking from January 1987 until January 1994. Prior to joining Lehman Brothers, Mr.
                        Towbin was Vice Chairman and a Director of L.F. Rothschild,
                        Unterberg, Towbin Holdings Inc. and its predecessor
                        companies from 1959 to 1987. Mr. Towbin received his B.A.
                        from Dartmouth College in 1957
Other Directorships:    Gerber Scientific Inc., Globecomm Systems Inc. and K&F
                        Industries Inc.

     The following sets forth information concerning members of Globalstar's General Partners' Committee who are not also Directors of GTL as of March 31, 2002.


       Olof Lundberg
                Age:    58
       Member Since:    April 2001
Business Experience:    Mr. Lundberg is chairman of the General Partners' Committee of Globalstar and Chief Executive Officer of Globalstar
                        since April 2001. Mr. Lundberg was the founding Director
                        General of Inmarsat from 1979 to 1995 and he then served as founding CEO and then Chairman and CEO of ICO Global
                        Communications until 1999. Prior to Inmarsat Mr. Lundberg
                        held management positions at Swedish Telecom, now Telia,
                        mainly in their mobile communications businesses.
Other Directorships:    Actinus Ltd.

     Russell R. Mack
                Age:    47
       Member Since:    July 2001
Business Experience:    Mr. Mack is a member of the General Partners' Committee of
                        Globalstar. He has been Vice President, Business Ventures of
                        Loral Space & Communications Ltd. since February 1998.
                        Previously, he was Director, Business Planning Development
                        of Loral Space & Communications Ltd. since February 1997 and
                        Manager, Corporate Financing of Loral Space & Communications
                        Ltd. since April 1996.

 Bernard L. Schwartz
                Age:    76
       Member Since:    1994
Business Experience:    Mr. Schwartz is a member of the General Partners' Committee of Globalstar. He had previously served as Chief Executive
                        Officer of Globalstar until May 15, 2001 and as Chairman of the Board and Chief Executive Officer of Globalstar
                        Telecommunications Limited until March 8, 2001. Mr. Schwartz is Chairman of the Board of Directors and Chief Executive
                        Officer of Loral Space & Communications Ltd.
Other Directorships:    Loral Space & Communications Ltd., First Data Corp., K&F
                        Industries, Inc., Loral Orion, Inc. and Satelites Mexicanos,
                        S.A. de C.V. Trustee of Mount Sinai -- NYU Medical Center
                        and Health System and Thirteen/WNET Educational Broadcasting
                        Corporation.

      Eric J. Zahler
                Age:    51
       Member Since:    2000
Business Experience:    Mr. Zahler is a member of the General Partners' Committee of
                        Globalstar. He had previously served as Vice Chairman of
                        Globalstar Telecommunications Limited until March 8, 2001.
                        Mr. Zahler has been President and Chief Operating Officer of
                        Loral Space & Communications Ltd. since February 2000.
                        Previously, he was Executive Vice President of Loral Space &
                        Communications since October 1999, Senior Vice President,
                        General Counsel and Secretary of Loral Space &
                        Communications Ltd. since February 1998 and Vice President,
                        General Counsel and Secretary of Loral Space &
                        Communications Ltd. since 1996.
Other Directorships:    Loral Space & Communications Ltd., Loral Orion, Inc. and
                        Satelites Mexicanos, S.A. de C.V.

DIRECTOR COMPENSATION

     GTL Directors are paid a fixed fee of $12,000 per year. Directors are also paid $1,500 for personal attendance at each meeting. Audit Committee members are paid $2,000 per year and $1,000 per meeting.

     Members of the Globalstar's General Partners' Committee are each appointed by a General Partner and serve until his successor is appointed by the appropriate General Partner. Members of the General Partners' receive no compensation for serving on the General Partners' Committee.

     Globalstar has purchased insurance from The Hartford and several other companies insuring Globalstar and GTL against obligations they might incur as a result of its indemnification of its officers and directors for certain liabilities they might incur, and insuring such officers and directors for additional liabilities against which they might not be indemnified by Globalstar. Discussions are ongoing between Globalstar and The Hartford to extend such insurance upon its scheduled expiration date.

EXECUTIVE OFFICERS OF GTL

NAME                                                      AGE                   POSITION
----                                                      ---                   --------
Ira E. Goldberg.........................................  55    Restructuring Officer

     Mr. Goldberg has been Restructuring Officer of GTL since July 2001. Mr. Goldberg is an investment banking professional and attorney with extensive capital markets experience in structuring and negotiating transactions, and in project financing. Over the past 19 years, he has held senior positions with a number of leading financial institutions and law firms.

EXECUTIVE OFFICERS OF GLOBALSTAR

NAME                                                      AGE                   POSITION
----                                                      ---                   --------
Olof Lundberg...........................................  58    Chief Executive Officer
Anthony J. Navarra......................................  54    President
Gloria Everett..........................................  58    Executive Vice President, Corporate
                                                                Sales
Megan Fitzgerald........................................  42    Senior Vice President, Operations
Terry R. Evans..........................................  54    Senior Vice President, Business
                                                                Development
William F. Adler........................................  56    Vice President, Legal and Regulatory
                                                                Affairs
Daniel P. McEntee.......................................  39    Vice President and Chief Financial
                                                                Officer

     Mr. Lundberg is chairman of the General Partners' Committee of Globalstar and Chief Executive Officer of Globalstar since April 2001. Mr. Lundberg was the founding Director General of Inmarsat from 1979 to 1995 and he then served as founding CEO and then Chairman and CEO of ICO Global Communications until 1999. Prior to Inmarsat Mr. Lundberg held management positions at Swedish Telecom, now Telia, mainly in their mobile communications businesses.

     Mr. Navarra has been President of Globalstar since September 1999. Mr. Navarra was President of GTL between February 2000 and July 2001. Prior to that, Mr. Navarra was acting Chief Operating Officer of Globalstar since March 1999 and Executive Vice President of GTL since 1999. Mr. Navarra had been Vice President of GTL since 1995 and Executive Vice President, Strategic Development of Globalstar since March 1994.

     Mr. Adler has been Vice President of Legal and Regulatory Affairs of Globalstar since January 1996. He was a partner with Fleischman and Walsh, L.L.P. from May 1994 to November 1995, specializing in domestic and international telecommunications law, regulation legislation and policy. Prior to that, he was the Executive Director of Federal Regulatory Relations with Pacific Telesis Group.

     Ms. Everett has been Executive Vice President, Corporate Sales, of Globalstar since November 2000. Prior to that time, Ms. Everett was Executive Vice President, Operations, since June 2000, and Senior Vice President, Operations, since February 1998. Prior to that time, she was Vice President, Network Engineering and Operations, with AirTouch Communications.

     Ms. Fitzgerald has been Senior Vice President, Operations, of Globalstar since November 2000 and Vice President for Satellite Constellation Establishment since September 1997. Ms. Fitzgerald has been with Globalstar since June 1994.

     Mr. Evans has been Senior Vice President, Business Development since June 2000. Prior to that time, Mr. Evans was Vice President, business Development since January 1996, and Vice President, Finance since July 1993.

     Mr. McEntee has been Vice President and Chief Financial Officer since July 2000. Prior to that time, Mr. McEntee was Vice President Market Development, New Territories, since March 2000, and Director, Business Operations, since October 1996. Mr. McEntee was also Finance Manger for Globalstar since June 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     GTL believes that during 2001 all reports for GTL's executive officers, directors and beneficial owners of more than 10% of the Company's common stock that were required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Sir Ronald Grierson and A. Robert Towbin make up the Compensation Committee. None of the members of the Compensation Committee are present or former officers or employees of Globalstar, GTL or their respective subsidiaries. Sir Grierson and Mr. Towbin serve as members of Globalstar's General Partners' Committee. Sir Grierson is the Chairman of the European Advisory Board of The Blackstone Group, which previously served as a financial advisor. Mr. Towbin is a Managing Director of Stephens Inc. and was formerly Co-Chairman of C.E. Unterberg, Towbin, which has provided advisory, investment banking and underwriting services to Globalstar and GTL. Mr. Towbin resigned that position during 2001.

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the executive officer of GTL and the Chief Executive officer and four most highly compensated executive officers of Globalstar (Named Executive Officers or "NEO").

                                                                              LONG TERM
                                             ANNUAL COMPENSATION             COMPENSATION
                                    --------------------------------------   ------------
                                                                              SECURITIES
                                                                OTHER         UNDERLYING
NAME AND                                                       ANNUAL           STOCK          ALL OTHER
PRINCIPAL POSITION(A)        YEAR    SALARY     BONUS(B)   COMPENSATION(C)    OPTIONS(D)    COMPENSATION(E)
---------------------        ----   ---------   --------   ---------------   ------------   ---------------
Olof Lundberg..............  2001   $688,169    $     --      $300,000              --         $     --
  Chief Executive Officer
     of                      2000        N/A         N/A           N/A             N/A              N/A
  Globalstar and Chairman
     of                      1999        N/A         N/A           N/A             N/A              N/A
  Committee of Partners of
     Globalstar

Anthony J. Navarra.........  2001    301,518     306,666            --              --          113,932
  President of Globalstar    2000    293,269          --            --         143,700           10,548
  And GTL                    1999    256,792     160,000            --         175,000            5,760

Gloria Everett.............  2001    273,126     322,400            --              --           49,427
  Executive Vice President   2000    260,499          --        50,000         175,000            5,722
  Corporate Sales            1999    235,920      90,000        50,000         137,500               --
  of Globalstar

Megan Fitzgerald...........  2001    184,184     239,000                                         36,263
  Senior Vice President      2000    175,865          --            --         155,000            5,998
  Operations of Globalstar   1999    153,235      80,000            --         135,000            5,517

Terry Evans................  2001    170,800     199,000            --              --           73,630
  Senior Vice President      2000    156,880                        --          50,000            4,685
  Sales and Business         1999    134,225      45,000            --          37,500            4,009
  Development of Globalstar

Ira E. Goldgerg............  2001     50,000          --            --              --               --
  Restructuring Officer of   2000        N/A         N/A           N/A             N/A              N/A
  GTL                        1999        N/A         N/A           N/A             N/A              N/A

---------------
(a) Bernard L. Schwartz was Chief Executive Officer of Globalstar until he resigned on May 2001. For 2001 and prior periods, Mr. Schwartz received no cash compensation from Globalstar.

(b) For years prior to 2001, reflects bonuses earned for each of the respective fiscal years; these bonuses, however, were paid in the subsequent year. Exclusive of patent and retention bonuses, there were no management bonuses earned in the fiscal year 2001. The 2001 bonuses were retention bonuses that were paid during 2001. Does not include a retention bonus of $153,333 paid to Mr. Navarra in January 2002.

(c) Consists of a signing bonus paid to Mr. Lundberg in the amount of $300,000 for 2001. Consists of signing bonuses paid to Ms. Everett in the amount of $50,000 for 2000 and 1999.

(d) Does not include a grant made on December 1999 by Loral Space & Communications Ltd. to Mr. Navarra of stock options to acquire 30,000 shares of Loral common stock at an exercise price of $16.00 per share.

(e) Includes company matching contributions to the savings plan, vacation payouts, and insurance premiums.

OTHER COMPENSATION ARRANGEMENTS

     In the first quarter of 2001, Globalstar implemented a retention bonus program to retain its executives and key employees. Under this program, bonuses totaling $5.7 million were awarded to key employees, including $1.2 million to the NEO's. These retention bonuses generally vested in three installments: 20% on March 30, 2001, 30% on June 30, 2001 and 50% on December 31, 2001 (in the case of Mr. Navarra, 33% vested on July 31, 2001, October 31, 2001, and January 31, 2002) or at the completion of the restructuring process, whichever occurred first. If the employee chose to voluntarily terminate their employment with Globalstar prior to a payment date, the employee was not eligible for any portion of the incentive retention bonus not yet paid. However, if Globalstar terminated the employee for reasons other than for cause before a payment date, Globalstar paid the employee the balance of the retention bonus then due to such employee.

     In October 2001, a second retention bonus program was extended to all employees that did not participate in the first retention bonus program. Under this program, bonuses totaling $1.0 million were awarded to employees. These retention bonuses generally vested in two installments: 50% on December 31, 2001, and 50% on March 31, 2002. If the employee chose to voluntarily terminate their employment with Globalstar prior to a payment date, the employee was not eligible for any portion of the incentive retention bonus not yet paid. However, if Globalstar terminated the employee for reasons other than for cause before a payment date, Globalstar paid the employee the balance of the retention bonus then due to such employee.

     During 2001, Olof Lundberg was named the Chief Executive Officer of Globalstar. The terms of his three year renewable agreement commencing on April 23, 2001, provided that he receive a $300,000 signing bonus, an annual salary of $1.0 million, and an annual target bonus of $500,000, subject to achievement of performance criteria to be agreed by Globalstar's General Partners' Committee. If Mr. Lundberg is terminated without cause or resigns for good reason, Mr. Lundberg will be entitled to salary and target bonus for the remainder of the three-year term.

     Ira E. Goldberg, GTL Restructuring Officer, is currently being compensated $25,000 per quarter, payable, in advance, on the first day of each quarter.

OPTION EXERCISES AND YEAR-END VALUE TABLE

  Aggregated Option Exercises in 2001 and Year-End Option Values

                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                         NUMBER OF                          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                          SHARES                          OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR END(A)
                        ACQUIRED ON       REALIZED       ----------------------------    ----------------------------
NAME                     EXERCISE          VALUE         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                    -----------    --------------    -----------    -------------    -----------    -------------
Olof Lundberg.........      --               $--                --              --           $--             $--
Anthony J. Navarra....      --               $--           163,545         236,455           $--             $--
Gloria Everett........      --               $--           111,452         238,548           $--             $--
Megan Fitzgerald......      --               $--           105,411         212,589           $--             $--
Terry Evans...........      --               $--            54,790          65,210           $--             $--
Ira E. Goldgerg.......      --               $--                --              --           $--             $--

---------------
(a) Market value of underlying securities at year-end, minus the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, based upon filings made with GTL, certain information concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of its common stock because they possessed or shared voting or investing power with respect to the shares of GTL's common stock:

                                                              AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS                                              BENEFICIAL OWNERSHIP     CLASS(1)
----------------                                              --------------------    ----------
Loral Space & Communications Ltd............................       16,302,860(2)(3)     13.68%
  c/o Loral SpaceCom Corporation
  600 Third Avenue
  New York, New York 10016
Private Capital Management, Inc.............................        9,697,091(4)         8.58%
  3003 Tamiami Trail North
  Naples, Florida 33940

---------------
(1) Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the number of shares of GTL common stock outstanding as of March 31, 2002.

(2) This information is as of March 31, 2002 and includes 6,449,865 shares of common stock issuable upon the conversion of GTL's 8% Convertible Redeemable Preferred Stock due 2011 held by Loral.

(3) Of such amount, 1,568,000 shares represent shares of common stock subject to options granted by Loral to certain of its executive officers and directors.

(4) A Schedule 13G filed by Private Capital Management, Inc. ("Private Capital") and certain of its affiliated persons with the Securities and Exchange Commission on February 15, 2001 reported that as of December 31, 2000, Private Capital beneficially owned 9,697,091 shares of GTL's common stock. Of such shares, Private Capital reported sole voting power over 50,000 shares, shared voting power over 9,647,091 shares, sole investment power over 50,000 shares and shared investment power over 9,647,091 shares.

     The following table presents the number of shares of GTL common stock beneficially owned by the GTL directors and nominees, Globalstar's General Partners' Committee members, the NEOs of GTL and Globalstar and all directors, nominees, NEOs and other executive officers as a group on March 31, 2002. Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

                                                               AMOUNT AND NATURE OF      PERCENT OF
NAME OF INDIVIDUAL                                            BENEFICIAL OWNERSHIP(1)      CLASS
------------------                                            -----------------------    ----------
Olof Lundberg...............................................                 0                --
Ira E. Goldgerg.............................................                 0                --
Douglas G. Dwyre............................................            77,242(2)              *
Terry Evans.................................................            54,790(3)              *
Gloria Everett..............................................           112,452(4)              *
Megan Fitzgerald............................................           105,851(5)              *
Sir Ronald Grierson.........................................           144,996(6)              *
Russell R. Mack.............................................             5,000(7)              *
Anthony J. Navarra..........................................           167,997(8)              *
E. John Peett...............................................           119,996(9)              *
Bernard L. Schwartz.........................................         1,709,604(10)          1.51%
Michael B. Targoff..........................................             1,000                 *

                                                               AMOUNT AND NATURE OF      PERCENT OF
NAME OF INDIVIDUAL                                            BENEFICIAL OWNERSHIP(1)      CLASS
------------------                                            -----------------------    ----------
A. Robert Towbin............................................           129,996(11)             *
Eric J. Zahler..............................................           154,676(12)             *
ALL DIRECTORS, NEOS AND OTHER EXECUTIVE OFFICERS AS A GROUP
  (21 PERSONS)..............................................         2,891,061(13)           2.5%

---------------
  *  Represents holdings of less than one percent.

 (1) Includes shares which, as of March 31, 2002, may be acquired within sixty days upon the exercise of options granted by Loral: 560,000 to Mr. Schwartz, 100,000 to Mr. Zahler and 908,000 to all directors and executive officers as a group.

 (2) Includes 76,798 shares exercisable under GTL's stock option plan.

 (3) Includes 54,790 shares exercisable under GTL's stock option plan.

 (4) Includes 111,452 shares exercisable under GTL's stock option plan.

 (5) Includes 105,411 shares exercisable under GTL's stock option plan.

 (6) Includes 129,996 shares exercisable under GTL's stock option plan.

 (7) Includes 5,000 shares exercisable under GTL's stock option plan.

 (8) Includes 150,000 shares exercisable under GTL's option plan.

 (9) Includes 119,996 shares exercisable under GTL's stock option plan.

(10) Includes 150,000 shares exercisable under GTL's option plan. Includes 54,790 shares exercisable under GTL's stock option plan.

(11) Includes 4,452 shares held in a Keogh Account and 3,560 shares held by minor children and 26,664 shares exercisable under GTL's stock option plan.

(12) Includes 26,664 shares exercisable under GTL's stock option plan.

(13) Includes 1,180,809 shares exercisable under GTL's stock option plan

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS SECTION

GOVERNANCE

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, LQSS. The general partner of LQSS is LQP, a Delaware limited partnership comprised of subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is LGP, a subsidiary of Loral. As of December 31, 2001, Loral owned, directly or indirectly, 25,163,142 (approximately 38.6%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,995 shares of GTL outstanding common stock.

     During 2001, Bernard L. Schwartz resigned as Chief Executive Officer of Globalstar, Chairman of the Board of GTL and Chief Executive Officer GTL. Mr. Schwartz remains as a member of Globalstar's General Partners' Committee and is the Chairman of the Board of Directors and Chief Executive Officer of Loral. During 2001, all of the previous GTL officers resigned and Ira E. Goldberg was named GTL Restructuring Officer. He is currently the only officer of GTL. During 2001, Olof Lundberg was named as the new Chief Executive Officer of Globalstar and Chairman of the General Partner's Committee.

SS/L AGREEMENT AND SUBCONTRACTS

     SS/L, which is an affiliate of Globalstar and a wholly-owned subsidiary of Loral, entered into a contract with Globalstar to design, manufacture, test and launch 56 satellites. The contract consisted of three parts, the first for non-recurring work at a price not to exceed $117.1 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance.

Subsequently, Globalstar exercised an option to purchase eight additional satellites at a cost of $180 million.

     Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2001, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve and eighteen month call-up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. Globalstar has the option to cancel these launch vehicle commitments in 2002 subject to termination charges of $18.6 million.

     Globalstar has granted SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, which are comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and no payments were made in 2001; $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000; and $90 million of vendor financing, which bears interest and is repayable over five years commencing in 2001. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2001, 6 of the 8 replacement satellites were placed in storage and payments became due. No payments were made in 2001 and interest accrued on the remaining 50%. Total accrued interest on the orbitals as of December 31, 2001 was $163,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 2001. Penalty fees are being accrued at LIBOR plus 3%, and total accrued penalties as of December 31, 2001 was $922,000. Payments on the $90 million of vendor financing were due beginning December 31, 2001 of which no payments were made. Interest is being accrued at LIBOR plus 3% and total accrued interest as of December 31, 2001 was $52.8 million.

QUALCOMM AGREEMENTS

     Globalstar and QUALCOMM Incorporated contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract. This contract provided for the delivery of four pre-production gateways, two ground operations control centers ("GOCC") and 300 pre-production subscriber terminals. The contract provided for reimbursement to QUALCOMM, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon. On November 29, 2001, QUALCOMM terminated the Development Contract for non-payment of invoices allegedly in the amount of $9.8 million. Deliverables contracted under the Development Contract are substantially complete with certain remaining software warranty and other obligations.

     Globalstar will receive from QUALCOMM or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. As of December 31, 2001, 26 gateways have been sold resulting in a $7.7 million reduction in costs associated with the Globalstar System. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal shipped by the terminal manufacturer, until Globalstar funding of that design has been recovered.

     Globalstar and QUALCOMM contracted for the manufacture, deployment and maintenance of Globalstar gateways pursuant to the Production Agreement. This agreement provides for delivery of thirty-eight Gateways of which twenty-six have been installed by QUALCOMM at various locations worldwide. Two gateways have been used for spare parts and gateway expansions, and ten remain in Globalstar's inventory for eventual sale and deployment. On December 20, 2001, QUALCOMM terminated the

Production Agreement for non-payment of invoices allegedly in the amount of $7.1 million. Remaining activities under this contract are mainly comprised of warranty obligations.

     On April 2, 1998, Globalstar and QUALCOMM entered into a User Terminal Agreement. Under this Agreement and other agreements with Globalstar service providers, QUALCOMM has shipped 95,127 Globalstar handsets, 13,638 car kits and 5,682 Radio Access Units. QUALCOMM maintains the capability of designing and manufacturing user terminals if and when service providers place orders for them.

     In the fall of 2001 Globalstar and QUALCOMM began to negotiate a new Master Ordering Agreement to enable Globalstar to acquire goods and technical services following termination of the Development Contract and Production Agreement. This agreement has not been finalized.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous arrangement. As of December 31, 2001, $614.7 million was outstanding under this facility (including $114.7 million of accrued interest which includes an additional 5% penalty). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty-five percent vested on September 1, 2000, and the remaining twenty-five percent vested on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing has been accelerated and is immediately due and payable.

PURCHASE OF CANADIAN SERVICE PROVIDER

     In December 2001, Globalstar purchased all of the outstanding common shares of VSSI for $100, plus acquisition costs of $258,000. VSSI indirectly owns the majority interest in GCSC. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now joint venture partners with Loral in GCSC, the Canadian service provider. The acquisition is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Under the terms of the MOU executed between Loral, the informal committee of bondholders and Globalstar, Loral would contribute its minority interest in GCSC to the Newco in exchange for Newco equity interests.

SUPPORT AND CONSULTING AGREEMENTS

     Globalstar entered into agreements with certain limited partners who are also Globalstar gateway operators for approximately $6.9 million, under which Globalstar provided for the integration and testing of the Globalstar System at certain of the partners' gateways. Globalstar has funded this effort.

SERVICE PROVIDER AGREEMENTS

     Partners of Globalstar or affiliates thereof entered into service provider agreements with Globalstar granting them the right to provide Globalstar service to users in designated countries as long as specified minimum levels of subscribers are met. These service providers received certain discounts from Globalstar's standard airtime pricing. A number of Globalstar service providers pre-purchased discounted minutes of use, amounting to approximately $11.7 million in pre-committed gross revenue ($8.8 million net of 25% discount), all of which had been received as of December 31, 2001. Of the prepaid committed revenue, $4.4 million has been recognized as of December 31, 2001.

OMNITRACS SERVICES AGREEMENT

     Globalstar has granted QUALCOMM the worldwide exclusive right to utilize the Globalstar System to provide OmniTRACS-like services, including certain data-messaging and position-determination services offered by QUALCOMM, primarily to fleets of motor vehicles and rail cars and/or vessels and supervisory control and data acquisition services. QUALCOMM indicated that it would utilize the Globalstar System in particular territories to provide its OmniTRACS-like services if the Globalstar service provider in such region or country offered pricing that is the most favorable rate charged by it for a comparable service and that is at least as favorable as the pricing then charged to QUALCOMM for geostationary satellite capacity in the United States. In the event QUALCOMM and the service provider failed to reach an agreement with respect to such access, Globalstar would agree to provide QUALCOMM with access to the Globalstar System at an agreed rate. To the extent consistent with QUALCOMM's prior commitments, QUALCOMM has also agreed to offer each Globalstar service provider certain rights of first refusal to participate with QUALCOMM in the provision of OmniTRACS-like services using the Globalstar system in the service provider's territory. QUALCOMM has not yet provided its OmniTRACS-like services over Globalstar.

CREDIT FACILITIES

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2).

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was repaid in full by its guarantors, including Lockheed Martin, QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%, and are presented as notes payable and notes payable to affiliates on the consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2000, all amounts under the $500 million credit agreement were drawn.

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). Fifty percent of the warrants vested in February 2000, 25% vested in August 2000 and the remaining 25% vested in August 2001. The outstanding warrants expire in 2006. However, in light of Globalstar's chapter 11 petition, the warrants are likely to be of little or no value.

     Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement. As a result of Globalstar's bankruptcy petition filing in February 15, 2002, this credit facility has been accelerated and is immediately due and payable.

GLOBALSTAR MANAGING PARTNER'S ALLOCATION AND DISTRIBUTION

     The limited partnership agreement provides that, LQP, the general partner of LQSS, would receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately would receive 80% and 20% of such distribution, respectively. Given Globalstar's reorganization under chapter 11 of the U.S. Bankruptcy Code, it is unlikely that these distributions will be paid.

JOINT VENTURES

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures the exclusive rights to provide Globalstar System services to users in Brazil, Canada, Mexico and Russia, as long as specified minimum levels of subscribers are met. In December 2001, Globalstar acquired a majority interest in the Canadian service provider business. As a result of this transaction, Globalstar and Loral are now partners in the Canadian joint venture. Founding service providers, including Loral, receive specified discounts from Globalstar's expected pricing schedule generally over a five-year period.

SERVICES

     Mr. Towbin is a Managing Director of Stephens Inc. and was formerly Co-Chairman of C.E. Unterberg, Towbin, which has provided advisory, investment banking and underwriting services to Globalstar and GTL. Mr. Towbin resigned that position during 2001.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................   F-1
Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)
  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Shareholders' Equity........................   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7
Globalstar, L.P.
  Independent Auditors' Report..............................  F-16
  Consolidated Balance Sheets...............................  F-17
  Consolidated Statements of Operations.....................  F-18
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-19
  Consolidated Statements of Cash Flows.....................  F-20
  Notes to Consolidated Financial Statements................  F-21
Globalstar Capital Corporation (a Wholly-Owned Subsidiary of
  Globalstar, L.P.).........................................     *
  Independent Auditors' Report Balance Sheets...............   E-4
  Notes to Balance Sheets...................................   E-6
Loral/QUALCOMM Satellite Services, L.P. (a General Partner
  of Globalstar, L.P.)......................................    **
  Independent Auditors' Report Balance Sheets...............   E-9
  Notes to Balance Sheets...................................  E-11

---------------
 * Filed as Exhibit 99.1

** Filed as Exhibit 99.2

(A) 3. EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
 3.1     Memorandum of Association of Globalstar Telecommunications
         Limited(1)
 3.2     Bye-Laws of Globalstar Telecommunications Limited, as
         amended, and including Schedule III annexed there to
         regarding the 8% Series A Convertible Redeemable Preferred
         Shares due 2011(10)
 3.3     Schedule IV to the Bye-laws of Globalstar Telecommunications
         Limited regarding the 9% Series B Convertible Redeemable
         Preferred Shares due 2001(11)
 4.1     Indenture dated as of February 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 11 3/8%
         Senior Notes due 2004(2)
 4.2     Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
         due 2004(3)
 4.3     Indenture dated as of October 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 10  3/4%
         Senior Notes due 2004(4)
 4.4     Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
         due 2005(5)
 4.5     Form of note issued to guarantors of Globalstar's $250
         million credit facility(14)
10.1     Amended and Restated Agreement of Limited Partnership of
         Globalstar L.P., dated as of January 26, 1999, among
         Loral/QUALCOMM Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services,
         Inc., Dacom Corporation, Dacom International, Inc., Hyundai
         Corporation, Hyundai Electronics Industries Co., Ltd.,
         Loral/DASA Globalstar, L.P., Loral Space & Communications
         Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
         Vodafone Satellite Services Limited(10)
10.1.2   Amendment dated as of December 8, 1999 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(11)
10.1.3   Amendment dated as of February 1, 2000 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(13)
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
         General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3     Subscription Agreement by and between Globalstar, L.P. and
         Loral/QUALCOMM Satellite Services, L.P.(1)
10.4     Subscription Agreement by and between Globalstar, L.P. and
         Finmeccanica S.p.A.(1)
10.5     Subscription Agreement by and between Globalstar, L.P. and
         China Telecommunications Broadcast Satellite Corporation(10)
10.6     Form of Service Provider Agreements by and between
         Globalstar, L.P. and each of AirTouch Satellite Services,
         Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
         Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
         Vodastar Limited(1)
10.7     Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.(1)
10.8     Contract between Globalstar, L.P. and Space Systems/Loral,
         Inc.(1)
10.9     Contract for the Development of Certain Portions of the
         Ground Operations Control Center between Globalstar and
         Loral Western Development Laboratories(1)
10.10    Contract for the Development of Satellite Orbital Operations
         Centers between Globalstar and Loral Aerosys, a division of
         Loral Aerospace Corporation(1)
10.11    1994 Stock Option Plan(6)+
10.12    Amendment to 1994 Stock Option Plan(7)+

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.12.2  Amendment No. 2 to 1994 Stock Option Plan.(13)+
10.13    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
         Agent(2)
10.14    Second Amendment to Revolving Credit Agreement dated July
         31, 1997 among Globalstar, certain banks parties thereto and
         The Chase Manhattan Bank, as Administrative Agent(4)
10.15    Third Amendment to Revolving Credit Agreement dated as of
         October 15, 1997 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(4)
10.16    Fourth Amendment to Revolving Credit Agreement dated as of
         November 13, 1998 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(10)
10.17    Exchange and Registration Rights Agreement, dated as of
         December 31, 1994, among Globalstar, L.P. and AirTouch
         Satellite Services, Inc., Finmeccanica S.p.A., Loral
         Globalstar, L.P., Loral/DASA Globalstar, L.P.,
         Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18    Amendment to the Exchange and Registration Rights Agreement,
         dated as of April 8, 1998, among Globalstar, L.P.,
         Globalstar Telecommunications Limited and Telesat
         Limited(10)
10.19    Warrant Agreement dated as of February 19, 1997 relating to
         Warrants to purchase 4,129,000 shares of Common Stock of
         Globalstar Telecommunications Limited(2)
10.20    Registration Rights Agreement dated February 19, 1997
         relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
         Common Stock issued in connection therewith(2)
10.21    Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
         Senior Notes due 2004(3)
10.22    Registration Rights Agreement dated October 29, 1997
         relating to Globalstar's and Globalstar Capital
         Corporation's 10 3/4% Senior Notes due 2004(4)
10.23    Registration Rights Agreement dated May 20, 1998 relating to
         Globalstar's and Globalstar Capital Corporation's 11 1/2%
         Senior Notes due 2005(5)
10.24    Registration Rights Agreement dated as of July 6, 1998
         relating to 8,400,000 shares of Common Stock by and among
         Globalstar Telecommunications Limited, Loral Space &
         Communications Ltd., Quantum Partners LDC, Quasar Strategic
         Partners LDC and Quantum Industrial Partners LDC.(8)
10.25    Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
         & Communications Ltd., DACOM Corporation and DACOM
         International, Inc.(9)
10.26    Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
         Preferred Stock(10)
10.27    Credit Agreement dated August 5, 1999 among Globalstar,
         L.P., Bank of America, National Association, as
         Administration Agent, Banc of America Securities LLC, as
         Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
         New York Branch, as Syndication Agent and Lehman Commercial
         Paper Inc., as Documentation Agent(12)
10.28    Registration Rights Agreement dated December 8, 1999
         relating to GTL's 9% Series B Preferred Stock due 2011(11)
10.29    Fee Agreement dated as of April 19, 1996 by and among
         Globalstar, Globalstar Telecommunications Limited, Loral
         Corporation, Loral Space & Communications Ltd., QUALCOMM
         Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
         Globalstar Limited Partner, Inc.(14)

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.30    Intercreditor Agreement dated as of April 19, 1996 by and
         among Globalstar, Globalstar Telecommunications Limited,
         Loral Corporation, Loral Space & Communications Ltd.,
         QUALCOMM Limited Partner, Inc., Space Systems/Loral, Inc,
         Inc. and DASA Globalstar Limited Partner, Inc.(14)
10.31    Waiver and Amendment dated as of June 30, 2000 to the Credit
         Agreement, dated as of August 5, 2000 by and among
         Globalstar, Bank of America, National Association, as
         administrative agent, and the several banks and other
         financial institutions from time to time thereto.(14)
10.32    Forbearance and Waiver Agreement dated as of June 30, 2000 between Globalstar and QUALCOMM Incorporated.(14)
10.33    Purchase Agreement dated as of September 18, 2000 among
         Globalstar Telecommunications Limited, Globalstar, L.P. and
         Bear Sterns International Limited.(15)
10.34    Subscription Agreement dated September 22, 2000 between
         Globalstar Telecommunications Limited and Loral Space &
         Communications Ltd.(16)
10.35    Assignment, Amendment and Release Agreement dated as of
         November 17, 2000 by and among the lenders parties to the
         Globalstar Credit Agreement, Loral Satellite, Inc., Loral
         Satcom Ltd., Loral Space & Communications Ltd., Loral Space
         & Communications Corporation, Globalstar, L.P. and Bank of
         America, National Association.(17)
10.36    Form of Incentive Retention Agreement dated February 23,
         2001+(18)
10.37    Plan Support Agreement Between Loral and Columbia Ventures
         Corp., Loeb Partners Corp., Stonehill Capital Management,
         LLC and Blue River LLC.(19)
10.38    Memorandum Of Understanding -- Proposed Restructuring
         Between Loral and Columbia Ventures Corp., Loeb Partners
         Corp., Stonehill Capital Management, LLC and Blue River
         LLC.(19)
12       Statement Regarding Computation of Ratios*
21       List of Subsidiaries of the Registrant*
23       Consent of Deloitte & Touche LLP*
99.1     Financial Statements for Globalstar Capital Corporation*
99.2     Financial Statements for Loral/QUALCOMM Satellite Services,
         L.P.*

---------------
 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to GTL's Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

(10) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1998.

(11) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on December 21, 1999.

(12) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on August 6, 1999.

(13) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1999.

(14) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on July 7, 2000.

(15) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 19, 2000.

(16) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 25, 2000.

(17) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on November 20, 2000.

(18) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 2000. .

(19) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on February 19, 2002.

   * Filed herewith.

   + Management compensation plan.

(B) REPORTS ON FORM 8-K

DATE OF REPORT                                              DESCRIPTION
--------------                                              -----------
February 19, 2002.................  Bankruptcy or Receivership -- Globalstar filed for Chapter
                                    11 Protection on February 15, 2002. Other Events -- Loral
                                    Space & Communications Ltd. And the Informal Committee of
                                    Bondholders reach an agreement on the restructuring of
                                    Globalstar.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                          Registrant

                                                  /s/ IRA E. GOLDBERG
                                          --------------------------------------
                                                     Ira E. Goldberg
                                                  Restructuring Officer
                                           and Registrant's Authorized Officer

Date: April 11, 2002

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----
                 /s/ DOUGLAS DWYRE                   Director                             April 11, 2002
---------------------------------------------------
                   Douglas Dwyre

              /s/ SIR RONALD GRIERSON                Director                             April 11, 2002
---------------------------------------------------
                Sir Ronald Grierson

                 /s/ E. JOHN PEETT                   Director                             April 11, 2002
---------------------------------------------------
                   E. John Peett

              /s/ MICHAEL B. TARGOFF                 Director                             April 11, 2002
---------------------------------------------------
                Michael B. Targoff

               /s/ A. ROBERT TOWBIN                  Director                             April 11, 2002
---------------------------------------------------
                 A. Robert Towbin

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on April 11, 2002.

                                          GLOBALSTAR, L.P.

                                                /s/ ANTHONY J. NAVARRA
                                          --------------------------------------
                                                    Anthony J. Navarra
                                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

                 /s/ OLOF LUNDBERG                   Chairman of the                      April 11, 2002
---------------------------------------------------    General Partners' Committee
                   Olof Lundberg


              /s/ BERNARD L. SCHWARTZ                Member of the                        April 11, 2002
---------------------------------------------------    General Partners' Committee
                Bernard L. Schwartz


                /s/ ERIC J. ZAHLER                   Member of the                        April 11, 2002
---------------------------------------------------    General Partners' Committee
                  Eric J. Zahler


              /s/ SIR RONALD GRIERSON                Member of the General Partners'      April 11, 2002
---------------------------------------------------    Committee
                Sir Ronald Grierson


               /s/ A. ROBERT TOWBIN                  Member of the                        April 11, 2002
---------------------------------------------------    General Partners' Committee
                 A. Robert Towbin


                  /s/ RUSSEL MACK                    Member of the                        April 11, 2002
---------------------------------------------------    General Partners' Committee
                   Russell Mack


               /s/ DANIEL P. MCENTEE                 Chief Financial and                  April 11, 2002
---------------------------------------------------    Accounting Officer
                 Daniel P. McEntee

                         INDEX TO FINANCIAL STATEMENTS

Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)

  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Shareholders' Equity (Deficit)..............   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7
Globalstar, L.P. (A Debtor-in-Possession)
  Independent Auditors' Report..............................  F-16
  Consolidated Balance Sheets...............................  F-17
  Consolidated Statements of Operations.....................  F-18
  Consolidated Statements of Partners' Capital (Deficit)....  F-19
  Consolidated Statements of Cash Flows.....................  F-20
  Notes to Consolidated Financial Statements................  F-21

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Globalstar Telecommunications Limited:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited ("GTL") (a Bermuda company and a General Partner of Globalstar, L.P.) as of December 31, 2001 and 2000 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of GTL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that GTL will continue as a going concern. As discussed in Note 2 to the financial statements, GTL is dependent upon Globalstar, L.P.'s ("Globalstar") successful financial results and achievement of profitable operations for the recovery of its investment. On February 15, 2002, Globalstar and certain of its subsidiaries sought protection from its creditors by filing a voluntary petition under provisions of Chapter 11 of the U.S. Bankruptcy Code. These factors raise substantial doubt about GTL's ability to continue as a going concern. Management's plans for restructuring are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
April 5, 2002

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
ASSETS......................................................  $        --    $        --
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT)
Current liabilities:
  Dividends payable.........................................       29,870          3,308
  Equity losses in excess of partnership interests in
     Globalstar.............................................      825,637        683,339
                                                              -----------    -----------
                                                                  855,507        686,647
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  8% Series A (3,268,796 shares outstanding at December 31,
     2001; $163 million redemption value)...................  $   158,666    $        --
  9% Series B (1,270,075 shares outstanding at December 31,
     2001; $64 million redemption value)....................       61,630             --
                                                              -----------    -----------
                                                                  220,296             --
                                                              -----------    -----------
SHAREHOLDERS' (DEFICIT):
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (1,089,599 and 4,396,095 shares outstanding at
      December 31, 2001 and 2000, respectively, $55 million
      and $220 million redemption value at December 31, 2001
      and 2000, respectively................................       52,888        213,383
     9% Series B convertible redeemable preferred stock
      (423,358 and 2,958,490 shares outstanding at December
      31, 2001 and 2000, respectively, $21 million and $148
      million redemption value at December 31, 2001 and
      2000, respectively....................................       20,544        143,561
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (110,542,921 and 108,025,016 shares
     outstanding at December 31, 2001 and 2000,
     respectively)..........................................      110,543        108,025
  Additional paid-in capital................................    1,141,953      1,081,255
  Warrants..................................................       11,268         11,268
  Accumulated deficit.......................................   (2,412,999)    (2,244,139)
                                                              -----------    -----------
          Total shareholders' (deficit).....................   (1,075,803)      (686,647)
                                                              -----------    -----------
          Total liabilities, convertible redeemable
             preferred stock and shareholders' (deficit)....  $        --    $        --
                                                              ===========    ===========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2001         2000         1999
                                                            --------    ----------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ..........................  $142,298    $1,667,761    $ 81,861
Equity in net loss applicable to preferred partnership
  interests of Globalstar, L.P. ..........................                 356,944
Amortization of excess carrying value in Globalstar,
  L.P. ...................................................                  31,840
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests...................................                 (27,422)    (52,220)
Interest expense on convertible preferred equivalent
  obligations.............................................                               2,510
                                                            --------    ----------    --------
Net loss..................................................   142,298     2,029,123      32,151
Preferred dividends on convertible redeemable preferred
  stock...................................................    26,562        30,730      49,710
                                                            --------    ----------    --------
Net loss applicable to common shareholders................  $168,860    $2,059,853    $ 81,861
                                                            ========    ==========    ========
Net loss per share -- basic and diluted...................  $   1.54    $    20.85    $   0.99
                                                            ========    ==========    ========
Weighted average shares outstanding -- basic and
  diluted.................................................   109,778        98,807      82,668
                                                            ========    ==========    ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                      CONVERTIBLE
                                       REDEEMABLE
                                    PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                   ------------------   ------------------    PAID-IN                ACCUMULATED
                                   SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL     WARRANTS     DEFICIT        TOTAL
                                   ------   ---------   -------   --------   ----------   --------   -----------   -----------
Balance, January 1, 1999.........                        82,017   $ 82,017   $  588,802   $12,034    $  (102,425)  $   580,428
Exercise of warrants.............                           163        163        3,097      (495)                       2,765
Issuance of 8% Series A
  convertible redeemable
  preferred stock................   7,000   $ 339,775                                                                  339,775
Conversion of 8% Series A
  convertible redeemable
  preferred stock and related
  make-whole dividend payment....  (2,604)   (126,382)    6,522      6,522      143,777                  (23,917)
Issuance of 9% Series B
  convertible redeemable
  preferred stock................   3,000     145,575                                                                  145,575
Exercise of stock options........                            41         41          153                                    194
Dividends on convertible
  redeemable preferred stock.....                                                                        (25,793)      (25,793)
Stock compensation transactions
  for the benefit of
  Globalstar.....................                                                20,786                                 20,786
Net loss.........................                                                                        (32,151)      (32,151)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 1999.......   7,396     358,968    88,743     88,743      756,615    11,539       (184,286)    1,031,579
Exercise of warrants.............                            92         92        1,772      (271)                       1,593
Conversion of 8% Series A
  convertible redeemable
  preferred stock................                 (10)        1          1            9
Conversion of 9% Series B
  convertible redeemable
  preferred stock................     (41)     (2,014)       80         80        1,934
Issuance of common stock.........                        17,346     17,346      335,095                                352,441
Exercise of stock options........                            26         26          266                                    292
Dividends on convertible
  redeemable preferred stock.....                         1,737      1,737        5,957                  (30,730)      (23,036)
Change in fair value of stock
  compensation for the benefit of
  Globalstar.....................                                               (20,393)                               (20,393)
Net loss.........................                                                                     (2,029,123)   (2,029,123)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2000.......   7,355     356,944   108,025    108,025    1,081,255    11,268     (2,244,139)     (686,647)
Conversion of 8% Series A
  convertible redeemable
  preferred stock................     (38)     (1,829)       81         81        1,748
Conversion of 9% Series B
  convertible redeemable
  preferred stock................  (1,265)    (61,387)    2,437      2,437       58,950
Classification of convertible
  redeemable preferred stock
  outside shareholders'
  deficit........................  (4,539)   (220,296)                                                                (220,296)
Dividends on convertible
  redeemable preferred stock.....                                                                        (26,562)      (26,562)
Net loss.........................                                                                       (142,298)     (142,298)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2001.......   1,513   $  73,432   110,543   $110,543   $1,141,953   $11,268    $(2,412,999)  $(1,075,803)
                                   ======   =========   =======   ========   ==========   =======    ===========   ===========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------   -----------   ---------
Operating activities:
  Net loss..................................................  $(142,298)  $(2,029,123)  $ (32,151)
  Equity in net loss applicable to ordinary partnership
    interests of Globalstar, L.P. ..........................    142,298     1,667,761      81,861
  Equity in net loss applicable to preferred partnership
    interests of Globalstar, L.P............................                  356,944
  Amortization of excess carrying value in Globalstar,
    L.P. ...................................................                   31,840
  Dividends accrued on redeemable preferred partnership
    interests...............................................                    3,323      (3,323)
  Dividend income on Globalstar, L.P. make-whole payment on
    conversion of 8% redeemable preferred partnership
    Interests...............................................                              (23,917)
  Change in operating liability:
  Interest payable
                                                              ---------   -----------   ---------
  Net cash provided by operating activities.................         --        30,745      22,470
                                                              ---------   -----------   ---------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
    L.P.....................................................                 (354,326)     (2,959)
  Purchase of 8% redeemable preferred partnership interests
    in Globalstar, L.P......................................                             (339,775)
  Purchase of 9% redeemable preferred partnership interests
    in Globalstar, L.P......................................                             (145,575)
                                                              ---------   -----------   ---------
  Net cash used in investing activities.....................         --      (354,326)   (488,309)
                                                              ---------   -----------   ---------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
    of options and warrants.................................                    1,885       2,959
  Net proceeds from sale of common stock....................                  352,441
  Proceeds from issuance of 8% Series A convertible
    redeemable preferred stock..............................                              339,775
  Proceeds from issuance of 9% Series B convertible
    redeemable preferred stock..............................                              145,575
  Payment of preferred stock dividends......................                  (30,745)    (22,470)
                                                              ---------   -----------   ---------
  Net cash provided by financing activities.................         --       323,581     465,839
                                                              ---------   -----------   ---------
Net increase (decrease) in cash and cash equivalents........         --            --          --
Cash and cash equivalents, beginning of period..............         --            --          --
                                                              ---------   -----------   ---------
Cash and cash equivalents, end of period....................  $      --   $        --   $      --
                                                              =========   ===========   =========
Noncash transactions:
  Common stock issued upon conversion of convertible
    preferred securities and related interest and dividend
    make-whole payments.....................................  $  63,216   $     2,024   $ 150,299
                                                              =========   ===========   =========
  Change in fair value of stock compensation for the benefit
    of Globalstar...........................................              $   (20,393)  $  20,786
                                                                          ===========   =========
  Common stock issued in lieu of cash payment to preferred
    stockholders............................................              $     7,694
                                                                          ===========
Supplemental information:
  Interest paid during the year.............................  $      --   $        --   $   2,510
                                                              =========   ===========   =========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. GTL's sole business is acting as a general partner of Globalstar, L.P. ("Globalstar"), a Delaware limited partnership which was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system. The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by exiting or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     As of December 31, 2001, GTL owned 27,289,938 (41.8%) of Globalstar's 65,227,438 outstanding ordinary partnership interests, 100% of the outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") (see Note 5).

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

     Loral Space & Communications Ltd. ("Loral"), through a subsidiary and intermediate limited partnerships, is the managing general partner of Globalstar. As of December 31, 2001, Loral owned, directly or indirectly, 25,163,142 (approximately 38.6%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,995 shares of GTL's outstanding common stock.

2. BASIS OF PRESENTATION

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations (see Notes 7, 8 and 9) have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in an agreement reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. The proposed

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

     It is foreseeable that in any financial restructuring under this agreement or any other plan ultimately approved by the court, GTL's equity interest, along with the interests of Globalstar's other partners, will be eliminated entirely, or at best, severely diluted.

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

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2001. As a result of its general partner status, GTL has recorded a cumulative liability of $825.6 million. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") GTL accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123 and its interpretations.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Income Taxes

     GTL is incorporated in Bermuda. Bermuda does not levy an income, profits or capital gains tax. As a partner in Globalstar, however, GTL will be subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the U.S. and may be subject to tax in some foreign jurisdictions on portions of its share of the partnership's foreign source income. Commencing with its investment in Globalstar, GTL has been allocated its proportionate share of partnership tax losses.

  Earnings Per Share

     Due to GTL's net losses in 2001, 2000 and 1999, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011, (the "8% Preferred Stock") into 9.4 million and 9.5 million common shares for 2001 and 2000, respectively, (see Note 5); (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011, (the "9% Preferred Stock") into 4.0 million and 5.7 million common shares for 2001 and 2000, respectively, (see Note 5); and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million, 10.5 million and 7.3 million common shares for 2001, 2000 and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders' and the weighted average common shares outstanding for 2001, 2000 and 1999.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4. SENIOR NOTE WARRANTS

     As of December 31, 2001, there were outstanding warrants to purchase 3,814,897 shares of GTL common stock relating to Globalstar's senior notes, which were exercisable at a price of $17.394 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

5. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock, or a combination of thereof. Based upon the price of GTL's common stock at December 31, 2001, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of December 31, 2001, GTL classified $220,296,000 of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding December 31, 2001 (approximately $0.16). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and 9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  8% Preferred Stock

     In 1999, GTL sold seven million shares (face amount of $50 per share) of 8% convertible redeemable preferred stock. Dividends accrue at 8% per annum and are payable quarterly. The 8% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. Loral purchased 3 million shares ($150 million face amount) of the 8% Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar. GTL used the net proceeds of approximately $340 million to purchase seven million units ( $50 per unit face amount) of Globalstar's 8% RPPIs having terms substantially similar to those of the 8% Preferred Stock.

     The 8% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 8% Preferred Stock ranks pari passu with the 9% convertible redeemable preferred stock and senior to common stock and to all other future series of preferred stock or other classes of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 8% Preferred Stock. Prior to its mandatory redemption date, the 8% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002. Payments due on the 8% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In January 2001, GTL suspended dividend payments on the 8% Preferred Stock. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 8% Preferred Stock will be entitled to elect up to two additional members to GTL's Board of Directors.

     In 2001, 37,700 shares of the 8% Preferred Stock were converted into 81,033 shares of GTL common stock. As a result of such conversions, the 8% RPPIs were converted into 20,008 Globalstar ordinary partnership interests. As of December 31, 2001, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 15, 2011. The remaining shares of 8% Preferred Stock outstanding at December 31, 2001 were convertible into 9,370,315 shares of GTL common stock.

  9% Preferred Stock

     In 1999, GTL sold three million shares (face amount of $50 per share) of 9% Preferred Stock. Dividends accrue at 9% per annum and are payable quarterly. The 9% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $25.9569 per share, subject to adjustment for certain antidilution events. GTL used the net proceeds of approximately $145 million to purchase three million units (face amount of $50 per unit) of Globalstar's 9% RPPIs having terms substantially similar to those of the 9% Preferred Stock.

     The 9% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 9% Preferred Stock ranks pari passu with the 8% Preferred Stock and senior to common stock and to all other future series of preferred stock, or other classes of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 9% Preferred Stock. Prior to its mandatory redemption date, the 9% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in December 2002. Payments due on the 9% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In January 2001, GTL suspended dividend payments on the 9% Preferred Stock. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 9% Preferred Stock will be entitled to elect up to two additional members to GTL's Board of Directors.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In 2001, 1,265,057 shares of 9% Preferred Stock were converted into 2,436,872 shares of GTL common stock. As a result of such conversions, the 9% RPPIs were converted into 601,697 Globalstar ordinary partnership interests. As of December 31, 2001, the 9% Preferred Stock had an aggregate liquidation preference equal to its $85 million aggregate redemption value and a mandatory redemption date of December 1, 2011. The remaining shares of 9% Preferred Stock outstanding at December 31, 2001 were convertible into 3,261,979 shares of GTL common stock.

6. SHAREHOLDERS' EQUITY

  Common Stock

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     Partners in Globalstar have the right to exchange their ordinary partnership interests into common stock of GTL on an approximate one-for-four basis following Globalstar's commencement of service date and after at least two consecutive quarters of positive net income, subject to certain annual limitations. GTL has reserved approximately 153.7 million shares for this purpose.

  Stock Option Arrangements

     Officers, directors and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by GTL's Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar ordinary partnership interests under an approximate four-for-one exchange arrangement.

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though GTL had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2001 and 2000, and 50% for 1999; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to Globalstar's expense over the vesting period of the awards, GTL's pro forma net loss applicable to common shareholders and the related loss per share would have been $177,665,997 or $1.62 per diluted share in 2001, $2,072,348,000 or $20.97 per diluted share in 2000 and $83,567,000 or $1.01 per diluted share in 1999.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the GTL stock option plan for 2001, 2000, and 1999 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding at January 1, 1999........................   2,121,690     $16.06
Granted (weighted average fair value of $10.98 per
  share)..............................................   2,821,500      22.79
Forfeited.............................................    (258,300)     19.87
Exercised.............................................     (41,090)      4.71
                                                        ----------     ------
Outstanding at December 31, 1999......................   4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)..............................................   4,566,250       9.76
Forfeited.............................................    (984,750)     16.29
Exercised.............................................     (26,300)     10.72
                                                        ----------     ------
Outstanding at December 31, 2000......................   8,199,000      14.79
Granted...............................................          --         --
Forfeited.............................................  (1,745,638)     15.50
Exercised.............................................          --         --
                                                        ----------     ------
Outstanding at December 31, 2001......................   6,453,362     $14.46
                                                        ==========     ======
Options exercisable at December 31, 2001..............   2,425,071     $11.87
                                                        ==========     ======
Options exercisable at December 31, 2000..............   1,123,816     $14.20
                                                        ==========     ======
Options exercisable at December 31, 1999..............     584,433     $11.72
                                                        ==========     ======

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. During 2000 and 1999, the Company granted stock options to certain non-employees to purchase 167,000 and 577,000, respectively, shares of GTL common stock. The fair value of such options totaled approximately $290,000 which has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock. As of December 31, 2001, 3,445,938 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2001:

                                           OUTSTANDING                      EXERCISABLE
                               ------------------------------------    ---------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                            CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE            NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------           ---------    -----------    --------    ---------    --------
$ 3.01 to $ 4.64.............    286,800       3.89        $ 4.13        278,800     $ 4.14
$ 4.65 to $17.15.............  3,848,012       8.11          9.50      1,748,271      10.01
$17.16 to $29.03.............  1,996,650       7.45         22.89        265,300      23.27
$29.04 to $31.41.............    321,900       7.45         30.72        132,700      29.78
                               ---------                               ---------
                               6,453,362       7.69        $14.46      2,425,071     $11.87
                               =========                               =========

     GTL and Globalstar have agreed that upon the exercise of options under the Plan, Globalstar will issue to GTL one Globalstar ordinary partnership interest for approximately every four shares of common stock issued to the optionee. During 2000 and 1999, GTL purchased 6,825 and 10,273 Globalstar ordinary partnership interests, respectively, with the proceeds from the issuance of the common stock pursuant to GTL option exercises.

7. INCOME TAXES

     As a partner in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. To the extent that these losses are effectively connected with the conduct of a trade or business in the U.S., they will be available as a carryforward to offset GTL's share of Globalstar's income that may be subject to U.S. tax in the future. As of December 31, 2001, GTL had approximately $662 million of such effectively connected losses available for carryforward which expire at varying dates from 2010 through 2021.

     Since the ultimate realization of these tax loss carryforwards depends upon the ability of Globalstar to generate sufficient U.S. income in the future, GTL has established a 100% valuation allowance against the deferred tax asset related to these loss carryforwards. Accordingly, no income tax expense or benefit is included in GTL's statements of operations and net deferred taxes are zero at December 31, 2001 and 2000.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPT. 30,     DEC. 31,(1)
                                                  ---------    --------    ---------    -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar...........   $25,983     $37,709      $29,925      $   48,681
Net loss........................................    25,983      37,709       29,925          48,681
Net loss applicable to common shareholders......    33,362      44,302       36,235          54,961
Net loss per share -- basic and diluted(2)......       .31         .40          .33             .50
2000:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar...........   $82,202     $83,811      $86,021      $1,415,727
Equity in net loss applicable to preferred
  partnership interests of Globalstar...........                                            356,944
Net loss........................................    84,377      86,741       89,705       1,768,300
Net loss applicable to common shareholders......    91,886      94,512       97,476       1,775,979
Net loss per share -- basic and diluted(2)......       .98         .98         1.00           16.97

---------------
(1) Results of operations for the quarter ended December 31, 2000, include GTL's share of Globalstar's $2.9 billion impairment charge.

(2) The quarterly earnings per share information are computed separately for each period. Therefore, the sum of such quarterly per share amounts do not sum to the total for the year.

9. COMMITMENTS AND CONTINGENCIES

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defences to these actions will be successful.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 ("senior notes due 2004 and 2005"). Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a limited partnership) and its subsidiaries (collectively, the "Partnership") (a Debtor-in-Possession) as of December 31, 2001 and 2000 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, on February 15, 2002, the Partnership sought protection from its creditors by filing a voluntary petition under provisions of Chapter 11 of the U.S. Bankruptcy Code. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans for restructuring are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
April 5, 2002

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    55,625    $   174,401
  Restricted cash...........................................           --         22,448
  Accounts receivable, net of allowance of $2,158 at
    December 31, 2001 and $41 at December 31, 2000..........        2,162            422
  Receivables from affiliates...............................        2,134             --
  Inventory.................................................        1,090             --
  Production gateways and user terminals....................           --         58,832
  Prepaid expenses and other current assets.................        9,358          6,721
                                                              -----------    -----------
         Total current assets...............................       70,369        262,824
                                                              -----------    -----------
Property and equipment:
  Globalstar System, net....................................      229,774        264,856
  Other property and equipment, net.........................        2,216            516
                                                              -----------    -----------
                                                                  231,990        265,372
                                                              -----------    -----------
Globalstar System under construction........................           --          1,634
Additional spare satellites.................................       23,823         14,758
Production gateways, net of allowance of $20,212 at December
  31, 2001..................................................       29,750             --
Deferred financing costs....................................       68,330        125,176
Other assets, net...........................................       32,129         32,512
                                                              -----------    -----------
         Total assets.......................................  $   456,391    $   702,276
                                                              ===========    ===========
LIABILITIES AND PARTNERS' (DEFICIT)
Current liabilities:
  Term loans payable to affiliates..........................  $   400,000    $   400,000
  Revolving credit facility to affiliates...................      100,000        100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................    1,417,942      1,407,941
  Accounts payable..........................................        3,752         13,546
  Payable to affiliates.....................................       35,111         30,733
  Vendor financing liability................................      814,246        590,372
  Dividends payable.........................................       29,870          3,308
  Accrued expenses..........................................       42,524         18,997
  Accrued interest..........................................      246,871         34,224
                                                              -----------    -----------
         Total current liabilities..........................    3,090,316      2,599,121
                                                              -----------    -----------
Deferred revenues...........................................       31,359         37,952
Vendor financing liability, net of current portion..........       55,139        198,051
Accrued interest on notes payable...........................       32,320         12,366
Notes payable...............................................      150,000        150,000
Notes payable to affiliates.................................       95,010        100,000
Commitments and contingencies (Note 17)
Partners' (deficit):
  8% Series A convertible redeemable preferred partnership
    interests (4,358,395 and 4,396,095 interests outstanding
    at December 31, 2001 and 2000 respectively, $218 million
    and $220 million redemption value at December 31, 2001
    and 2000, respectively).................................           --             --
  9% Series B convertible redeemable preferred partnership
    interests (1,693,433 and 2,958,490 interests outstanding
    at December 31, 2001 and 2000, respectively, $85 million
    and $148 million redemption value at December 31, 2001
    and 2000, respectively).................................           --             --
  Ordinary general partnership interests (45,289,938 and
    44,668,233
    Interests outstanding at December 31, 2001 and 2000,
     respectively)..........................................   (2,961,347)    (2,359,170)
  Ordinary limited partnership interests (19,937,500 and
    19,937,500
    Interests outstanding at December 31, 2001 and 2000,
     respectively)..........................................     (239,740)      (239,740)
  Unearned compensation.....................................           (1)           (60)
  Warrants..................................................      203,335        203,756
                                                              -----------    -----------
         Total partners' (deficit)..........................   (2,997,753)    (2,395,214)
                                                              -----------    -----------
         Total liabilities and partners' (deficit)..........  $   456,391    $   702,276
                                                              ===========    ===========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2001         2000         1999
                                                            --------    ----------    --------
Revenues:
  Service.................................................  $  6,195    $    2,223
  Subscriber equipment....................................       152            --
  Royalty income..........................................        57         1,427
                                                            --------    ----------
          Total revenue...................................     6,404         3,650
                                                            --------    ----------
Operating expenses:
  Cost of subscriber equipment............................       130            --
  Operations..............................................    56,074       127,969    $ 94,313
  Marketing, general and administrative...................   101,465        80,951      59,967
  Restructuring...........................................    12,035            --          --
  Launch related costs....................................        --            --      29,913
  Impairment of assets....................................        --     2,939,790          --
  Depreciation and amortization...........................    35,554       327,938       2,312
                                                            --------    ----------    --------
          Total operating expenses........................   205,258     3,476,648     186,505
                                                            --------    ----------    --------
Operating loss............................................   198,854     3,472,998     186,505
Interest income...........................................     4,513        16,490       6,141
Interest expense..........................................   381,170       329,163          --
                                                            --------    ----------    --------
Net loss..................................................   575,511     3,785,671     180,364
Preferred distributions on redeemable preferred
  partnership interests...................................    26,562        30,730      52,220
                                                            --------    ----------    --------
Net loss applicable to ordinary partnership interests.....  $602,073    $3,816,401    $232,584
                                                            ========    ==========    ========
Net loss per ordinary partnership interest -- basic and
  diluted.................................................  $   9.26    $    61.23    $   3.99
                                                            ========    ==========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted........................    65,040        62,325      58,341
                                                            ========    ==========    ========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                                 CONVERTIBLE
                                                 REDEEMABLE      GENERAL       LIMITED
                                                  PREFERRED     ORDINARY      ORDINARY
                                                 PARTNERSHIP   PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                  INTERESTS     INTERESTS     INTERESTS    COMPENSATION   WARRANTS      TOTAL
                                                 -----------   -----------   -----------   ------------   --------   -----------
Capital balances -- January 1, 1999............                $   519,553    $  53,868                   $ 28,980   $   602,401
Sale of 8% Series A convertible redeemable
  preferred partnership interests -- January
  1999.........................................   $ 339,775                                                              339,775
Exercise of warrants (41 interests)............                      2,174        1,086                       (495)        2,765
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                        770          384                                    1,154
Sale of ordinary partnership interests in
  connection with GTL stock option exercises
  (10 interests)...............................                        129           65                                      194
Conversion of 8% Series A convertible
  redeemable preferred partnership interests
  into ordinary partnership interests and
  related dividend make-whole payment -- June &
  November 1999 (1,613 interests)..............    (126,382)       100,225       50,074                                   23,917
Warrants issued for ordinary partnership
  interests in exchange for debt guarantee.....                                                            141,100       141,100
Sale of 9% Series B convertible redeemable
  preferred partnership interests -- December
  1999.........................................     145,575                                                              145,575
Unearned compensation..........................                     13,861        6,925      $(20,786)
Amortization of unearned compensation..........                                                 4,032                      4,032
Net loss applicable to ordinary partnership
  interests....................................                   (155,096)     (77,488)                                (232,584)
                                                  ---------    -----------    ---------      --------     --------   -----------
Capital balances -- December 31, 1999..........     358,968        481,616       34,914       (16,754)     169,585     1,028,329
Exercise of warrants (23 interests)............                      1,864                                    (271)        1,593
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                                      95                                       95
Sale of ordinary partnership interests in
  connection with GTL stock option exercises (7
  interests)...................................                        293                                                   293
Sale of ordinary partnership interests in
  connection with GTL common stock
  issuance -- February 2000 (1,988
  interests)...................................                    268,471                                               268,471
Sale of ordinary partnership interests in
  connection with GTL stock
  issuance -- September & October 2000 (1,000
  interests)...................................                     27,769                                                27,769
Sale of ordinary partnership interests from
  partner's equity financing -- September 2000
  (1,295 interests)............................                     56,200                                                56,200
Conversion of 9% Series B convertible
  redeemable preferred partnership interests
  into ordinary partnership interests and
  related payment of dividend in stock (269
  interests)...................................      (2,014)         5,344                                                 3,330
Warrants issued for ordinary partnership
  interests in exchange for debt guarantee.....                                                             34,442        34,442
Conversion of 8% Series A convertible
  redeemable preferred partnership interests
  into ordinary partnership interests and
  related payment of dividend in stock (180
  interests)...................................         (10)         4,374                                                 4,364
Change in fair value of stock compensation for
  the benefit of Globalstar....................                    (20,393)                    20,393
Amortization of unearned compensation..........                                                (3,699)                    (3,699)
Net loss applicable to ordinary partnership
  interests....................................    (356,944)    (3,184,708)    (274,749)                              (3,816,401)
                                                  ---------    -----------    ---------      --------     --------   -----------
Capital balances -- December 31, 2000..........          --     (2,359,170)    (239,740)          (60)     203,756    (2,395,214)
Warrants issued for ordinary partnership
  interests in exchange for debt guarantee.....                                                               (421)         (421)
Change in fair value of stock compensation for
  the benefit of Globalstar....................                       (104)                       104
Amortization of unearned compensation..........                                                   (45)                       (45)
Net loss applicable to ordinary partnership
  interests....................................                   (602,073)                                             (602,073)
                                                  ---------    -----------    ---------      --------     --------   -----------
Capital balances -- December 31, 2001..........   $      --    $(2,961,347)   $(239,740)     $     (1)    $203,335   $(2,997,753)
                                                  =========    ===========    =========      ========     ========   ===========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2001          2000          1999
                                                              ---------    -----------    ---------
Operating activities:
 Net loss...................................................  $(575,511)   $(3,785,671)   $(180,364)
 Launch related costs.......................................                                 29,913
 Impairment of assets.......................................                 2,939,790
 Failure of satellites......................................      1,392
 Deferred revenues..........................................     (6,593)        12,141
 Provision for gateway and user terminals...................     20,212
 Provision for doubtful accounts receivable.................      9,419
 Provision for inventory....................................      5,471
 Amortization of unearned compensation......................        (45)        (3,604)       5,186
 Depreciation and amortization..............................     35,554        327,938        2,312
 Non-cash interest..........................................     66,426         63,809
 Changes in operating assets and liabilities:
   Accounts receivable......................................     (3,504)          (422)
   Inventory................................................        130
   Prepaid expenses and other current assets................    (13,039)        (2,720)       1,539
   Other assets.............................................       (401)        (2,090)      (2,951)
   Accounts payable.........................................    (10,146)         6,174       (7,120)
   Payable to affiliates....................................     11,278        (25,027)      89,070
   Accrued expenses.........................................     23,204          1,479        5,839
   Accrued interest and other...............................    315,705         12,462
                                                              ---------    -----------    ---------
     Net cash used in operating activities..................   (120,448)      (455,741)     (56,576)
                                                              ---------    -----------    ---------
Investing activities:
 Globalstar System..........................................     (4,364)       (23,305)    (880,980)
 Insurance proceeds from launch failure.....................                                 28,500
 Payable to affiliates for Globalstar System................     (7,673)       (31,399)     145,441
 Capitalized interest accrued...............................                                 23,697
 Accounts payable...........................................       (253)        (3,536)       3,788
 Vendor financing liability.................................                    94,543       22,625
                                                              ---------    -----------    ---------
 Cash provided by (used for) Globalstar System..............    (12,290)        36,303     (656,929)
 Advances for production gateways and user terminals........     (2,120)      (163,547)     (23,179)
 Cash receipts for production gateways and user terminals...      3,609        111,875       53,708
 Receipt and use of restricted cash, net....................     22,448         23,798      (45,730)
 Additional spare satellites, net of vendor financing.......     (8,505)      (100,688)     (35,984)
 Purchases of property and equipment........................       (604)        (2,897)      (2,482)
 Acquisition, net of cash acquired..........................      1,371
 Other assets...............................................                                 (9,939)
 Deferred FCC license costs.................................                                 (1,198)
                                                              ---------    -----------    ---------
     Net cash provided by (used in) investing activities....      3,909        (95,156)    (721,733)
                                                              ---------    -----------    ---------
Financing activities:
 Proceeds from issuance of $100,000 Term Loan A.............                                100,000
 Proceeds from issuance of $300,000 Term Loan B.............                                300,000
 Deferred financing costs...................................                                (13,568)
 Sale of ordinary partnership interests upon exercise of
   options and warrants.....................................                   354,326        2,959
 Sale of 8% Series A convertible redeemable preferred
   partnership interests to GTL.............................                                339,775
 Sale of 9% Series B convertible redeemable preferred
   partnership interests to GTL.............................                                145,575
 Repayment of vendor financing..............................     (2,237)       (83,652)
 Distributions on redeemable preferred partnership
   interests................................................                   (23,051)     (24,980)
 Borrowings under credit facilities.........................                   350,000       75,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................                                (75,000)
                                                              ---------    -----------    ---------
     Net cash provided by financing activities..............     (2,237)       597,623      849,761
                                                              ---------    -----------    ---------
Net increase (decrease) in cash and cash equivalents........   (118,776)        46,726       71,452
Cash and cash equivalents, beginning of period..............    174,401        127,675       56,223
                                                              ---------    -----------    ---------
Cash and cash equivalents, end of period....................  $  55,625    $   174,401    $ 127,675
                                                              =========    ===========    =========
Noncash transactions:
 Receivables offset by payables and notes payable...........  $ (11,314)
                                                              =========
 Issuance of notes to guarantors for repayment of revolving
   credit line..............................................               $   250,000
                                                                           ===========
 Warrants issued in exchange for debt guarantee.............                              $ 141,000
                                                                                          =========
 Payables to affiliates converted into vendor financing.....               $  (368,259)
                                                                           ===========
 Distributions on redeemable preferred partnership interests
   on GTL common stock......................................               $    (7,694)
                                                                           ===========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payments.............................  $  63,216    $     2,024    $ 150,299
                                                              =========    ===========    =========
 Warrants issued in connection with QUALCOMM vendor
   financing................................................  $    (421)   $    34,442
                                                              =========    ===========
 Dividends accrued..........................................  $  26,562    $       (15)   $   3,323
                                                              =========    ===========    =========
 Change in fair value of stock compensation for the benefit
   of Globalstar............................................  $     104    $   (20,393)   $  20,786
                                                              =========    ===========    =========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar"), a Delaware limited partnership, was formed in November 1993, remaining inactive until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations.

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, Loral/ QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 2001, Loral owned, directly or indirectly, 25,163,142 (approximately 38.6%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,995 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of December 31, 2001, GTL owned 27,289,938 (41.8%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests (the "RPPIs").

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

2. BASIS OF PRESENTATION

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and
its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations (see Notes 7, 8 and 9) have been accelerated and are immediately due and payable.

     These factors, among others, raise substantial doubt about Globalstar's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in an agreement reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

     Globalstar has developed a new business plan for the purpose of restructuring the partnership's finances; the plan will be submitted to and subject to bankruptcy court approval. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are needed to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Pursuant to its consolidation strategy, on December 18, 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone. In the first transaction, which has closed, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. In the second transaction, Globalstar will acquire the United States and Caribbean service provider and gateway operations from Vodafone upon the receipt of required regulatory approvals. On January 15 and 17, 2002, Globalstar filed five related applications with the United States Federal Communication Commission (the "FCC") for consent to the transfer of Globalstar USA and Globalstar Caribbean Limited's operating authorizations to a subsidiary of Globalstar. On February 27, 2002, the FCC issued a public notice setting a deadline for oppositions to the transfer applications. No oppositions were filed by the deadline. Under the terms of the MOU executed between Loral, the informal committee of bondholders and Globalstar, Loral would contribute its minority interest in the Canadian operations to Newco in exchange for Newco equity interests. Globalstar is still gathering information and pursuing discussions regarding additional service provider properties. Vodafone retains its service provider rights in Australia, the United Kingdom and Greece, and retains a minority interest in the Mexican Globalstar service provider business.

     Globalstar's service providers are generally not earning revenues sufficient to cover their operating costs. In order to reduce service provider cash requirements and help sustain service provider operations, Globalstar and its partners agreed on June 25, 2001 to defer outstanding gateway purchase and airtime usage payments due to Globalstar for four months as part of a short term operating plan. As of December 31, 2001, Globalstar resumed collection of airtime usage and gateway operational costs from

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION service providers. Collections of production gateway receivables have been deferred indefinitely and were reclassified to long-term assets. In addition Globalstar provided an allowance for doubtful collection of $20.2 million on gateway receivables.

     Globalstar has incurred cumulative ordinary partnership losses of $5.06 billion through December 31, 2001, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Globalstar and its majority-owned subsidiaries, including Globalstar Capital Corporation. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest which is zero as of December 31, 2001. All significant intercompany accounts and transactions are eliminated.

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners' capital (deficit) or net loss.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Restricted Cash

     Restricted cash consisted of payments received from service providers for the purchase of gateways. These funds were restricted in accordance with the gateway purchase agreement between Globalstar and QUALCOMM. During 2001, QUALCOMM granted a release on these cash restrictions.

  Concentration of Credit Risk

     Financial instruments which potentially subject Globalstar to concentrations of credit risk are cash and cash equivalents and accounts receivable. Globalstar's cash and cash equivalents are maintained with high-credit-quality financial institutions. The creditworthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks. Substantially all of Globalstar's excess cash is currently invested in accounts fully collateralized by securities issued by the U.S. Treasury.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Inventory

     Inventory consists of fixed and mobile user terminals, and accessories. Inventory is stated at lower of cost or market. Cost is computed using a standard cost, which approximates actual cost on a first-in, first-out basis. Globalstar provides inventory allowances based on excess and obsolete inventory.

  Property and Equipment

     Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System                       Up to periods of 10 years from
                                        commencement of service in the first
                                        quarter of 2000
Furniture, fixtures & equipment         3 to 10 years
Leasehold improvements                  Shorter of lease term or the
                                        estimated useful lives of the
                                        improvements

  Globalstar System

     The Globalstar System includes costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground System").

     The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

  Additional Spare Satellites

     In connection with Globalstar's plan to suspend indefinitely principal and interest on its funded debt and dividend payments on its 8% and 9% RPPIs, Globalstar has ceased the capitalization of interest for the assets under construction, consisting of eight on-ground spare satellites.

  Production Gateways

     These assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of December 31, 2001, Globalstar resumed collection of airtime usage and gateway operational costs from service providers. Collections of production gateway receivables have been deferred indefinitely and were reclassified to long-term assets. In addition, Globalstar provided an allowance for doubtful collection of $20.2 million on gateway receivables.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with the guarantee of these facilities (see Note 8). Such costs are being amortized over the terms of the credit facilities as interest. Total amortization of deferred financing costs for 2001, 2000 and 1999 was approximately $99.4 million, $54.7

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION million and $18.6 million, respectively. Accumulated amortization totaled $120.4 and $63.9 million at December 31, 2001 and 2000, respectively.

     Interest costs incurred during the construction of the Globalstar System were capitalized. There was no interest capitalized in 2001. Total interest costs capitalized in 2000 and 1999 was approximately $9.8 million and $233.8 million, respectively.

  Other Assets

     Other assets primarily include the fair value of warrants issued to China Telecom (see Note 10) and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts are amortized over periods of up to 10 years, the expected life of the first generation satellites. Accumulated amortization totaled $7.6 million at December 31, 2001.

  Deferred Revenues

     Deferred revenues include the advance payments from Globalstar's strategic partners to secure exclusive rights to Globalstar service territories and pre-committed gross revenue relating to promotional programs. The advance payments are recoverable by the service providers, through credits against certain service fees payable to Globalstar. The promotional programs include a 25% discount on mobile usage fees and free minutes, accumulated based on usage, to service providers for the advance purchase of airtime. Globalstar service providers purchased approximately $11.7 million of gross advance minutes ($8.8 million net of 25% discount). Approximately $4.4 million of these gross advance minutes were recognized as service revenue during the year ended December 31, 2001.

  Vendor Financing

     Globalstar's contracts with Space Systems/Loral, Inc. ("SS/L"), a subsidiary of Loral, and QUALCOMM, called for a portion of the contract price to be deferred as vendor financing and to be repaid, over as long as a five-year period, commencing upon various dates (see Note 7). Amounts deferred as vendor financing are recorded as incurred.

  Senior Notes Payable

     Interest accrues on the $500 million, $325 million, $325 million and $300 million principal amount senior notes at 11 3/8%, 11 1/4%, 10 3/4% and 11 1/2% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes (see Note 9).

  Preferred Partnership Distributions

     Distributions are accrued on redeemable preferred partnership interests at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Note 10).

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") Globalstar accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123 and its interpretations.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Revenue Recognition

     Globalstar provides satellite services under agreements with its service providers and recognizes revenue as satellite services are provided. Billings for service represents the billable usage at the contracted rate for the respective services provided, net of promotions and discounts, and net of amounts for which collectibility is not reasonably assured. Billings also include service billed to customers through the consolidation of the Canadian service provider (See Note 4).

     Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized as the units are shipped.

     Royalty income is comprised of royalty payments for Globalstar user terminals sold by user terminal manufacturers. Revenue is recognized as units are shipped to the service provider.

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $4.4 million, $5.3 million and $94.3 million in 2001, 2000 and 1999, respectively, and are included in operations expense.

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

  Net Loss Allocation

     Net losses are allocated among the partners in proportion to their percentage interests until the adjusted capital account of a partner is reduced to zero, then in proportion to, and to the extent of, positive adjusted capital account balances and then to the general partners.

     Net income is allocated among the partners in proportion to, and to the extent of, the distributions made to the partners from distributable cash flow for the period, as defined, then in proportion to and to the extent of negative adjusted capital account balances and then in accordance with percentage interests.

     Under the terms of Globalstar's partnership agreement, adjusted partners' capital accounts are calculated in accordance with the principles of U.S. Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

  Foreign Currency

     Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Assets and liabilities are translated to United States dollars at year-end exchange rates; revenues and expenses are translated at rates of exchange that approximate the rates in effect at the transaction date.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Income Taxes

     Globalstar is organized as a limited partnership. As such, no income tax provision (benefit) is included in the accompanying consolidated financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable loss, deductions and credits of Globalstar is passed proportionately through to its partners.

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for 2001, 2000 and 1999, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million, 2.3 million and 3.4 million ordinary partnership interests for 2001, 2000 and 1999, respectively;
(ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.0 million, 1.4 million and 0.1 million ordinary partnership interests for 2001, 2000 and 1999, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL's outstanding options and warrants, into 10.8 million, 9.3 million and 4.2 million ordinary partnership interests for 2001, 2000, and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 2001, 2000 and 1999.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

  New Accounting Pronouncements

     Globalstar adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues," as of January 1, 2001. Management does not believe that derivative instruments or any embedded derivative instruments exist that require bifurcation. Globalstar does not have any hedging activities. The impact of adopting the standard was not significant to the financial position, results of operations or cash flows.

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

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

4. ACQUISITION

     In December 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation for $100, plus acquisition costs of $258,000. VSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now joint venture partners with Loral in GCSC, the Canadian service provider. The acquisition is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange for a credit memo to offset expenses from an affiliated company. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition:

                                                              DECEMBER 18, 2001
                                                              -----------------
                                                               (IN THOUSANDS)
Current assets..............................................       $4,699
Receivables from affiliates.................................        2,134
Property and equipment......................................        1,420
                                                                   ------
     Total assets acquired..................................        8,253
                                                                   ------
Current liabilities.........................................        1,312
Payables to affiliates......................................        6,683
                                                                   ------
     Total liabilities assumed..............................        7,995
                                                                   ------
     Net assets acquired....................................       $  258
                                                                   ======

     The terms of the acquisition include Vodafone's funding of its previous guarantee of bank debt due from Globalstar Canada Co. ("GCC"), the entity which owns the Globalstar gateways in Canada. The majority of GCC is owned by a Canadian company. VSSI, through subsidiary companies, holds a minority interest in GCC and had been guarantor of a portion of GCC's outstanding bank debt. Prior to the acquisition, Vodafone contributed $10.1 million into a cash collateral account, fully funding its guarantor obligation. GCC's guaranteed bank debt is due in September 2002, at which time the cash collateral account might be used to repay the principal value of the loan. In the event that portions of the loan are retired prior to September 2002, Globalstar will be the beneficiary of the reduction in principal that is allocable to the Vodafone guarantee.

     The operating results of GCSC are included in the consolidated statements of operations since the acquisition date. The following unaudited proforma consolidated amounts give effect to the acquisition as if it had occurred on January 1, 2000 by consolidating the results of operations with Globalstar's results for the years ended December 31, 2001 and December 31, 2000.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2001         2000
                                                       --------    ----------
                                                           (IN THOUSANDS)
Revenue..............................................  $ 19,594    $   10,966
Net loss.............................................  $607,581    $3,828,368
Net loss per ordinary partnership interest:
  Basic and diluted..................................  $   9.34    $    61.43
Shares used in per share calculation:
  Basic and diluted..................................    65,040        62,325

5. PRODUCTION GATEWAYS

     In order to accelerate the deployment of gateways around the world, Globalstar agreed to help service providers finance approximately $80 million of the cost of the initial gateways. Globalstar entered into an agreement with QUALCOMM for the manufacture, deployment and maintenance of Globalstar gateways. Globalstar, in turn, invoiced the service providers for the contract costs plus a markup. As of December 31, 2001, the collection of $51.3 million of service provider gateway purchase receivables, which are secured by gateway assets, are deferred indefinitely, as well as $3.7 million of interest. Currently due under the production gateway purchase agreement are $9.6 million of gateway operational costs. The collection of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar will retain title to these gateways, subject to local restrictions. As of December 31, 2001, Globalstar has classified the production gateway purchase receivables as long-term assets and provided an allowance for doubtful collection of $20.2. million.

6. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                            (IN THOUSANDS)
Globalstar System......................................  $571,781    $586,153
Leasehold improvements.................................     1,590       1,354
Furniture and office equipment.........................     9,681       7,943
                                                         --------    --------
                                                          583,052     595,450
Accumulated depreciation...............................  (351,062)   (330,078)
                                                         --------    --------
                                                         $231,990    $265,372
                                                         ========    ========

     Globalstar's property and equipment consists of an in-orbit satellite constellation, ground equipment located in the U.S. and support equipment located in various countries around the world. Depreciation expense for 2001, 2000 and 1999 was $35.6 million, $323.9 million, and $2.3 million, respectively.

     Globalstar has also agreed to purchase from SS/L eight spare satellites for $148 million (including performance incentives of up to $16 million). As of December 31, 2001, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve and eighteen month call-up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. Globalstar has the option to cancel these launch vehicle commitments in 2002 subject to termination charges of $18.6 million.

     Globalstar will receive from QUALCOMM or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. As of December 31, 2001, 26 gateways

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION have been sold resulting in a $7.7 million reduction in costs associated with the Globalstar System. No gateways were sold in 2001. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal shipped by the terminal manufacturer, until Globalstar's funding of that design has been recovered.

7. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
SS/L...................................................  $259,098    $242,690
Loral..................................................       961         722
QUALCOMM...............................................   629,139     565,642
Other affiliates.......................................    15,298      10,824
                                                         --------    --------
                                                          904,496     819,878
Less, current portion..................................   849,357     621,827
                                                         --------    --------
Long-term portion......................................  $ 55,139    $198,051
                                                         ========    ========

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous arrangement. As of December 31, 2001, $614.7 million was outstanding under this facility (including $114.7 million of accrued interest which includes an additional 5% penalty). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty-five percent vested on September 1, 2000, and the remaining twenty-five percent vested on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing has been accelerated and is immediately due and payable.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, which are comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and no payments were made in 2001; $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000; and $90 million of vendor financing, which bears interest and is repayable over five years commencing in 2001. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2001, 6 of the 8 replacement satellites were placed in storage and payments became due. No payments were made in 2001 and interest accrued on the remaining 50%. Total accrued

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION interest on the orbitals as of December 31, 2001 was $163,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 2001. Penalty fees are being accrued at LIBOR plus 3%, and total accrued penalties as of December 31, 2001 were $922,000. Payments on the $90 million of vendor financing were due beginning December 31, 2001 of which no payments were made. Interest is being accrued at LIBOR plus 3% and total accrued interest as of December 31, 2001 was $52.8 million.

8. CREDIT FACILITIES

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2).

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%, and are presented as notes payable and notes payable to affiliates on the consolidated balance sheets of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

     During 2001, $5 million of the notes payable to affiliates (Loral) were offset with various receivables from Globalstar.

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

$100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2001, all amounts under the $500 million credit agreement were drawn. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities.

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). Fifty percent of the warrants vested in February 2000 and an additional 25% vested in August 2000. The outstanding warrants expire in 2006. However, in light of Globalstar's chapter 11 petition, the warrants are likely to be of little or no value.

     Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this credit facility has been accelerated and is immediately due and payable.

9. SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Under the terms of Globalstar's 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (the "Notes"), non-payment of interest on the Notes when it becomes due, and continuance of non-payment for 30 days, is an "event of default". As a result of Globalstar's bankruptcy petition filed on February 15, 2002, these Notes have been accelerated and are immediately due and payable.

                             DECEMBER 31,
                        -----------------------                                  ORIGINAL   EFFECTIVE
                           2001         2000                                       DUE       INTEREST      INTEREST
                        ----------   ----------     DATE SOLD      PRINCIPAL       DATE        RATE         PAYMENT
                            (IN THOUSANDS)        -------------   ------------   --------   ----------   -------------
11 3/8% Senior
  Notes(1)............  $  488,642   $  484,352   February 1997   $500,000,000     2004       13.33%     Semi-annually
11 1/4% Senior
  Notes(2)............     314,301      310,889     June 1997      325,000,000     2004       13.57%     Semi-annually
10 3/4% Senior
  Notes(3)............     322,545      321,869   October 1997     325,000,000     2004       11.63%     Semi-annually
11 1/2% Senior
  Notes(4)............     292,454      290,831     May 1998       300,000,000     2005       13.12%     Semi-annually
                        ----------   ----------
                        $1,417,942   $1,407,941
                        ==========   ==========

---------------
(1) Note may not be redeemed prior to February 2002 and is subject to a prepayment premium prior to 2004.

(2) Note may not be redeemed prior to June 2002 and is subject to a prepayment premium prior to 2004.

(3) Note may not be redeemed prior to November 2002 and is subject to a prepayment premium prior to 2004.

(4) Note may not be redeemed prior to June 2003 and is subject to a prepayment premium prior to 2005.

     As of December 31, 2001 there were outstanding warrants to purchase 3,814,897 shares of GTL common stock which were issued in connection with the Globalstar's 11 3/8 % Senior Notes, exercisable at a

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION price of $17.394 per share, which expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

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

10. ORDINARY PARTNERS' CAPITAL

  Capital Contribution

     China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for $18,750,000. Globalstar had previously granted this and other warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") acts as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom totaled approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and is being amortized over ten years, the expected life of the first generation of satellites. Accumulated amortization as of December 31, 2001 is $5.3 million.

  8% Series A Convertible Redeemable Preferred Partnership Interests

     In 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs in Globalstar, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Series A convertible redeemable preferred stock due 2011 (the "8% Preferred Stock"). Dividends on the 8% RPPIs and the 8% Preferred Stock accrue at 8% per annum and are payable quarterly.

     In 1999, 2,603,705 shares of 8% Preferred Stock were converted into 5,597,908 shares of GTL common stock. As a result of such conversions, the 8% RPPIs were converted into 1,382,284 Globalstar ordinary partnership interests. In connection with certain of the conversions, GTL agreed to issue 924,324 additional shares of GTL common stock representing the equivalent of the dividend pre-payments to which the holders would have been entitled if a redemption had been made. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 231,081 Globalstar ordinary partnership interests were issued.

     In 2001, 37,700 shares of the 8% Preferred Stock were converted into 81,033 shares of GTL common stock. As a result of the conversion, the 8% RPPIs were converted into 20,008 Globalstar ordinary partnership interests. The remaining shares of 8% Preferred Stock outstanding at December 31, 2001 were convertible into 9,370,315 shares of GTL common stock.

     Each 8% RPPI is convertible into .53085 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2001, the outstanding 8% RPPIs were convertible into 2,313,659 of ordinary partnership interests.

     The 8% RPPIs rank pari passu with the 9% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 8% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the 8% Preferred Stock into GTL common stock. As of December 31, 2001, the outstanding 8% RPPIs were convertible into 2,313,659 ordinary partnership interests. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION or a combination of both at the option of Globalstar. In January 2001, Globalstar suspended distributions on the 8% RPPIs. As a result, GTL suspended dividend payments on the 8% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock, holders of the majority of the outstanding 8% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar.

  9% Series B Convertible Redeemable Preferred Partnership Interests

     On December 2, 1999, Globalstar sold to GTL three million units (face amount of $50 per unit) of 9% RPPIs in Globalstar, in connection with GTL's offering of 3 million shares (face amount of $50 per share) of 9% Series B convertible redeemable preferred stock due 2011 (the "9% Preferred Stock"). Dividends on the 9% RPPIs and the 9% Preferred Stock accrue at 9% per annum and are payable quarterly.

     In 2001, 1,265,057 shares of 9% Preferred Stock were converted into 2,436,872 shares of GTL common stock. As a result of such conversions, the 9% RPPIs were converted into 601,697 Globalstar ordinary partnership interests. As of December 31, 2001, the outstanding 9% Preferred Stock was convertible into 3,261,979 shares of GTL common stock.

     Each 9% RPPI is convertible into .47562 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2001, the outstanding 9% Preferred RPPIs were convertible into 805,360 ordinary partnership interests.

     The 9% RPPIs rank pari passu with the 8% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 9% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 9% RPPIs will convert to ordinary partnership interests upon any conversion of the 9% Preferred Stock into GTL common stock. As of December 31, 2001, the outstanding 9% RPPIs were convertible into 805,360 ordinary partnership interests. Payments due on the 9% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. In January 2001, Globalstar suspended distributions on the 9% RPPIs. As a result, GTL suspended dividend payments on the 9% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 9% Preferred Stock, holders of the majority of the outstanding 9% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar.

  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will be used to purchase Globalstar ordinary partnership interests under an approximate four-for-one exchange arrangement.

     Globalstar issued 6,825 and 10,273 ordinary partnership interests during 2000 and 1999, respectively, in exchange for proceeds from GTL option exercises. There were no ordinary partnership interests issued in 2001.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar's consolidated financial statements for employee stock-based compensation; except for $95,000 and $1,154,000 of compensation expense in 2000 and 1999, respectively, related to the below market option grants issued by Loral. There was no employee stock-based compensation expense in 2001. In addition, during 2000 and 1999, GTL granted stock options to certain non-employees of Globalstar to purchase 167,000 and 577,000, respectively, shares of GTL common stock. The fair value of such options totaled approximately $290,000. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2001 and 2000, and 50% for 1999; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests and related loss per interest would have been $610,878,997 or $9.39 per ordinary partnership interest in 2001, $3,828,896,000 or $61.43 per ordinary partnership interest in 2000, and $237,245,000 or $4.07 per ordinary partnership interest in 1999.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     A summary of the status of the GTL stock option plan for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                        ----------    ---------
Outstanding at January 1, 1999......................     2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)............................................     2,821,500      22.79
Forfeited...........................................      (258,300)     19.87
Exercised...........................................       (41,090)      4.71
                                                        ----------     ------
Outstanding at December 31, 1999....................     4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)............................................     4,566,250       9.76
Forfeited...........................................      (984,750)     16.29
Exercised...........................................       (26,300)     10.72
                                                        ----------     ------
Outstanding at December 31, 2000....................     8,199,000      14.79
Granted.............................................            --         --
Forfeited...........................................    (1,745,638)     15.50
Exercised...........................................            --         --
                                                        ----------     ------
Outstanding at December 31, 2001....................     6,453,362     $14.46
                                                        ==========     ======
Options exercisable at December 31, 2001............     2,425,071     $11.87
                                                        ==========     ======
Options exercisable at December 31, 2000............     1,123,816     $14.20
                                                        ==========     ======
Options exercisable at December 31, 1999............       584,433     $11.72
                                                        ==========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 2001, 3,445,938 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2001:

                                           OUTSTANDING                      EXERCISABLE
                               ------------------------------------    ---------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                            CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE            NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------           ---------    -----------    --------    ---------    --------
$3.01 to $4.64...............    286,800       3.89         $ 4.13       278,800     $ 4.14
$4.65 to $17.15..............  3,848,012       8.11           9.50     1,748,271      10.01
$17.16 to $29.03.............  1,996,650       7.45          22.89       265,300      23.27
$29.04 to $31.41.............    321,900       7.45          30.72       132,700      29.78
                               ---------                               ---------
                               6,453,362       7.69         $14.46     2,425,071     $11.87
                               =========                               =========

11. RESTRUCTURING

     During 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company's finances. These initiatives included reductions in Globalstar's workforce, the

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION development of financial restructuring plans and discussions with the company's significant creditors. As a result of the restructuring efforts, Globalstar recorded restructuring charges totaling $12.0 million for the year ended December 31, 2001.

     A summary of the restructuring charges incurred during the year ended December 31, 2001 is as follows (in millions):

                                                         AMOUNTS     AMOUNTS     UNPAID
                                                         EXPENSED     PAID      LIABILITY
                                                         --------    -------    ---------
Globalstar advisory and professional fees..............   $ 4.9       $ 4.6       $0.3
Bondholder advisory fees...............................     2.2         2.1        0.1
Employee separation costs..............................     4.9         4.9         --
                                                          -----       -----       ----
          Total........................................   $12.0       $11.6       $0.4
                                                          =====       =====       ====

     Globalstar Advisory and Professional Fees -- During 2001, Globalstar retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its chapter 11 bankruptcy petition. The remaining $0.3 million accrual at December 31, 2001 related to fees that were incurred during 2001, but not billed by the advisors. These fees were billed and disbursed in early 2002.

     Bondholder Advisory Fees -- At Globalstar's expense, Globalstar's informal committee of bondholders retained financial advisors and restructuring counsel during 2001. The remaining $0.1 million accrual at December 31, 2001 related to fees that were incurred during 2001, but not billed by the advisors. These fees were billed and disbursed in early 2002.

     Employee Separation Costs -- Globalstar reduced its workforce from 439 full-time employees as of January 1, 2001 to 124 full-time employees as of December 31, 2001, primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million were recorded for the year ended December 31, 2001 for employee severance obligations, payments in accordance with the company's retention bonus program and fringe benefit costs related to terminated employees. All amounts due to the terminated employees as a result of these actions were disbursed prior to December 31, 2001.

12. PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     Globalstar maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members' compensation and years of service. Globalstar's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

  Other Benefits

     In addition to providing pension benefits, Globalstar provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for Globalstar's pension plan. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for 2001 and 2000, and a statement of the funded status as of December 31, 2001 and 2000, respectively.

                                               PENSION BENEFITS       OTHER BENEFITS
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1.....................  $ 9,337    $ 6,609    $ 1,407    $   814
Service cost................................      695        532        154        100
Interest cost...............................      793        662        129        101
Participant contributions...................      170        106         31          9
Actuarial (gain) loss.......................      893      1,439        147        388
Benefit payments............................     (560)       (11)       (12)        (5)
                                              -------    -------    -------    -------
Obligation at December 31...................  $11,328    $ 9,337    $ 1,856    $ 1,407
                                              -------    -------    -------    -------
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1......  $ 7,760    $ 8,343    $    37    $    35
Actual return on plan assets................     (666)      (723)         2          2
Employer contributions......................      447         45        (19)        (4)
Participant contributions...................      170        106         31          9
Benefit payments............................     (560)       (11)       (12)        (5)
                                              -------    -------    -------    -------
Fair value of plan assets at December 31....  $ 7,151    $ 7,760    $    39    $    37
                                              -------    -------    -------    -------
Funded status
Funded status at December 31................  $(4,177)   $(1,577)   $(1,818)   $(1,371)
Unrecognized (gain) loss....................    2,629        354        334        195
Unrecognized prior service cost.............       --                   365        403
Unrecognized transition obligation
  (asset)...................................     (173)      (214)        --         --
                                              -------    -------    -------    -------
Net amount recognized in accrued
  liabilities...............................  $(1,721)   $(1,437)   $(1,119)   $  (773)
                                              =======    =======    =======    =======

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

                                        PENSION BENEFITS           OTHER BENEFITS
                                     -----------------------    --------------------
                                     2001     2000     1999     2001    2000    1999
                                     -----    -----    -----    ----    ----    ----
Service cost.......................  $ 695    $ 532    $ 568    $154    $100    $ 83
Interest cost......................    793      662      504     129     101      63
Expected return on plan assets.....   (720)    (796)    (563)     (4)     (3)     (3)
Amortization of net (gain) loss....    (40)     (40)     (38)     38      38      38
Recognized actuarial (gain) loss...      4      (51)      --      10       4      --
                                     -----    -----    -----    ----    ----    ----
Net periodic benefit cost..........  $ 732    $ 307    $ 471    $327    $240    $181
                                     =====    =====    =====    ====    ====    ====

     The principal actuarial assumptions were:

                                                         2001    2000    1999
                                                         ----    ----    ----
Discount rate..........................................  7.50%   7.75%   8.00%
Expected return on plan assets.........................  9.50%   9.50%   9.50%
Rate of compensation increase..........................  4.25%   4.25%   4.25%

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Actuarial assumptions used a health care cost trend rate of 8.50% decreasing gradually to 4.5% by 2005. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2001 would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total service and interest cost components of net
  periodic postretirement health care benefit cost..........   $ 58,971       $ (46,057)
Effect on the health care component of the accumulated
  postretirement benefit obligation.........................    332,266        (263,343)

  Employee Savings Plan

     In 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $432,000, $701,000 and $587,000 for 2001, 2000 and 1999, respectively.

13. REVENUE BY CUSTOMER LOCATION

     The following table provides Globalstar's gross service revenue before discounts and promotions by geographical location for the years ended December 31, 2001 and 2000, respectively (in thousands):

                                                      2001      2000
                                                     ------    ------
Brazil.............................................  $1,751    $  476
Canada.............................................   1,536       650
Russia.............................................     763        30
United States......................................     635       357
Australia..........................................     551       392
Other..............................................   1,907       901
                                                     ------    ------
Service revenue before discounts and promotions....   7,143     2,806
Less discounts and promotions......................     948       583
                                                     ------    ------
Service revenue....................................  $6,195    $2,223
                                                     ======    ======

     Subscriber equipment is currently sold only in Canada and royalty income is recognized in the United States.

14. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Senior Notes is based on market quotations. The fair value of the vendor financing, notes payable, notes payable to affiliates, revolving credit facility, term loan A and B is based on the ratio of the carrying amount to fair value of the senior notes.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                            DECEMBER 31, 2001      DECEMBER 31, 2000
                                           -------------------    --------------------
                                           CARRYING     FAIR      CARRYING      FAIR
                                            AMOUNT      VALUE      AMOUNT      VALUE
                                           --------    -------    --------    --------
Cash and cash equivalents................  $ 55,625    $55,625    $174,401    $174,401
Restricted cash..........................        --         --      22,448      22,448
Vendor financing.........................   869,385     56,510     788,423      86,727
10 3/4% Senior notes.....................   322,545     21,125     321,869      35,800
11 1/4% Senior notes.....................   314,301     21,125     310,889      35,800
11 3/8% Senior notes.....................   488,642     32,500     484,352      55,000
11 1/2% Senior notes.....................   292,454     19,500     290,831      33,000
Notes payable............................   169,787     11,036     157,420      16,904
Notes payable to affiliates..............   107,543      6,990     104,946      11,270
Revolving credit facility................   100,000      6,500     100,000      11,000
Term Loan A..............................   100,000      6,500     100,000      11,000
Term Loan B..............................   300,000     19,500     300,000      33,000

15. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 4, 5, 6, 7, 8, 9, 10, 11 and 12, Globalstar has a number of other transactions with its affiliates. Such transactions have been negotiated on an arms-length basis and Globalstar believes that the arrangements are no less favorable to Globalstar than could be obtained from unaffiliated parties. The following describes these related-party transactions.

     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     Globalstar has granted to QUALCOMM an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the QUALCOMM agreement. QUALCOMM may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that QUALCOMM may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date (as defined is such grant), whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to QUALCOMM described above is generally royalty free. Under certain specified circumstances, however, QUALCOMM will be required to pay a 3% royalty fee on such intellectual property.

     Globalstar entered into agreements with certain limited partners, for approximately $6.9 million under which, Globalstar provided for the integration and testing of the Globalstar System at certain of the partners' gateways. Costs incurred under these arrangements for the years ended December 31, 2001, 2000 and 1999 were approximately $374,000, $1,050,000 and $345,000, respectively.

     QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and Globalstar does not expect any other vendor to manufacture gateways. QUALCOMM has granted a license to manufacture Globalstar user terminals to Ericsson and Telit and has also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. In December 2001, Globalstar acquired a majority interest in the Canadian service provider business. As a result of this transaction, Globalstar and Loral are now partners in the Canadian joint venture. Founding service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     On December 18, 2001, a subsidiary of Globalstar reached agreement with Vodafone Americas Asia Inc. ("VAAI") to acquire for a nominal sum, all of the Globalstar assets of its subsidiary, Vodafone Satellite Services, Inc. ("VSSI"), in North America. The assets include 3 million ordinary partnership interests ("OPI") in Globalstar, L.P. The first of two transactions involving VSSI's assets in Canada and the OPI's closed on December 18, 2001. The second transaction involving the assets of two other VAAI subsidiaries located in the U.S. will close upon approval by the Federal Communications Commission and other U.S. government agencies of the license transfers.

     Total gross receivables due from affiliates and amounts financed under the production gateway and user terminal contracts is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
SS/L.....................................................  $   325    $     3
Loral....................................................    6,535         61
Other affiliates.........................................   48,109     40,059
                                                           -------    -------
                                                           $54,969    $40,123
                                                           =======    =======

     Payables and vendor financing due to affiliates is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
SS/L...................................................  $259,098    $242,690
Loral..................................................       961         722
QUALCOMM...............................................   629,139     565,642
Other affiliates.......................................    15,298      10,824
                                                         --------    --------
                                                          904,496     819,878
Less, current portion..................................   849,357     621,827
                                                         --------    --------
Long-term portion......................................  $ 55,139    $198,051
                                                         ========    ========

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Total purchases from affiliates is as follows: (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                               2001        2000        1999
                                              -------    --------    --------
SS/L........................................  $15,756    $ 74,082    $512,815
Loral.......................................    2,642       3,872       4,183
QUALCOMM....................................   40,629      99,988     350,565
Other affiliates............................   14,078       6,904      12,688
                                              -------    --------    --------
                                              $73,105    $184,846    $880,251
                                              =======    ========    ========

     Starting with commencement of service by Globalstar and upon receipt of revenue, LQP, the general partner of LQSS, receives a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. The managing partners allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the managing partner's allocation were made. As of December 31, 2001, the managing partner's allocation of $102,000 has been deferred.

16. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

17. COMMITMENTS AND CONTINGENCIES

     Globalstar leases its primary facility from Lockheed Martin under a non-cancelable operating lease expiring in 2008. The lease contains renewal options for up to an additional ten years. The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

2002........................................................  $ 3,250
2003........................................................    3,103
2004........................................................    3,166
2005........................................................    3,242
2006........................................................    3,306
Thereafter..................................................    6,565
                                                              -------
Total minimum lease payments................................  $22,632
                                                              =======

     Rent expense for 2001, 2000 and 1999, was approximately $3.9 million, $4.1 million, and $4.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $3.5 million, $3.7 million, and $2.9 million for 2001, 2000 and 1999, respectively.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendant's answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the U.S. Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead a settlement of plaintiff's claims. This proceeding is also stayed pursuant to the U.S. Bankruptcy Code.

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that seek monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson takes the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties are attempting to negotiate a settlement and liquidation of the amount in dispute, which amount will become a creditor's claim by Ericsson against Globalstar in its bankruptcy. Globalstar has accrued an amount equal to the most recent settlement offer made to Ericsson.

     The plan of reorganization now being contemplated by Globalstar will involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to resolve the issue. However, until a solution is found, it is unlikely that Globalstar will be able to secure new investment.

     Globalstar's full constellation has been launched and the satellites have been performing well. However, in mid-March 2001 Globalstar detected anomalous behavior in two of the satellites and removed them from service. These two satellites were subsequently declared failed and replaced with two in-orbit spares in late 2001. Space Systems/Loral and Globalstar have been working to investigate the anomalies but have so far been unable to conclusively determine the cause of the failures. The extreme space environment at the time of the anomalies was suspected to be the most probable cause. Globalstar further detected anomalous behavior in a third satellite in April 2001; however, the satellite recovered to full performance and was returned to service in August 2001. This event occurred during the same period of extreme space weather and was similar in behavior to the prior two events.

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002 and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, one was out of service for less than two weeks before it was fully recovered and returned to service. A second satellite was recovered after being out of service for approximately 2 months and is expected to be return to service in April 2002. The other two are still out-of-service undergoing diagnostic testing and recovery operations. These two satellites show signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. While neither of these satellites has been declared failed, Globalstar elected to replace one of these two satellites with an in-orbit spare to minimize service interruption. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. Globalstar has additionally implemented further operational safeguards to protect constellation availability and continued safe operations.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
                       DESCRIPTIONS OF EXHIBIT
---------------------------------------------------------------------
3.1      Memorandum of Association of Globalstar Telecommunications
         Limited(1)
3.2      Bye-Laws of Globalstar Telecommunications Limited, as
         amended, and including Schedule III annexed there to
         regarding the 8% Series A Convertible Redeemable Preferred
         Shares due 2011(10)
3.3      Schedule IV to the Bye-laws of Globalstar Telecommunications
         Limited regarding the 9% Series B Convertible Redeemable
         Preferred Shares due 2001(11)
4.1      Indenture dated as of February 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 11 3/8%
         Senior Notes due 2004(2)
4.2      Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
         due 2004(3)
4.3      Indenture dated as of October 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 10 3/4%
         Senior Notes due 2004(4)
4.4      Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
         due 2005(5)
4.5      Form of note issued to guarantors of Globalstar's $250
         million credit facility(14)
10.1     Amended and Restated Agreement of Limited Partnership of
         Globalstar L.P., dated as of January 26, 1999, among
         Loral/QUALCOMM Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services,
         Inc., Dacom Corporation, Dacom International, Inc., Hyundai
         Corporation, Hyundai Electronics Industries Co., Ltd.,
         Loral/DASA Globalstar, L.P., Loral Space & Communications
         Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
         Vodafone Satellite Services Limited(10)
10.1.2   Amendment dated as of December 8, 1999 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(11)
10.1.3   Amendment dated as of February 1, 2000 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(13)
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
         General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3     Subscription Agreement by and between Globalstar, L.P. and
         Loral/QUALCOMM Satellite Services, L.P.(1)
10.4     Subscription Agreement by and between Globalstar, L.P. and
         Finmeccanica S.p.A.(1)
10.5     Subscription Agreement by and between Globalstar, L.P. and
         China Telecommunications Broadcast Satellite Corporation(10)
10.6     Form of Service Provider Agreements by and between
         Globalstar, L.P. and each of AirTouch Satellite Services,
         Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
         Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
         Vodastar Limited(1)
10.7     Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.(1)
10.8     Contract between Globalstar, L.P. and Space Systems/Loral,
         Inc.(1)
10.9     Contract for the Development of Certain Portions of the
         Ground Operations Control Center between Globalstar and
         Loral Western Development Laboratories(1)
10.10    Contract for the Development of Satellite Orbital Operations
         Centers between Globalstar and Loral Aerosys, a division of
         Loral Aerospace Corporation(1)
10.11    1994 Stock Option Plan(6)+

EXHIBIT
NUMBER
-------
                       DESCRIPTIONS OF EXHIBIT
---------------------------------------------------------------------
10.12    Amendment to 1994 Stock Option Plan(7)+
10.12.2  Amendment No. 2 to 1994 Stock Option Plan.(13)+
10.13    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
         Agent(2)
10.14    Second Amendment to Revolving Credit Agreement dated July
         31, 1997 among Globalstar, certain banks parties thereto and
         The Chase Manhattan Bank, as Administrative Agent(4)
10.15    Third Amendment to Revolving Credit Agreement dated as of
         October 15, 1997 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(4)
10.16    Fourth Amendment to Revolving Credit Agreement dated as of
         November 13, 1998 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(10)
10.17    Exchange and Registration Rights Agreement, dated as of
         December 31, 1994, among Globalstar, L.P. and AirTouch
         Satellite Services, Inc., Finmeccanica S.p.A., Loral
         Globalstar, L.P., Loral/DASA Globalstar, L.P.,
         Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18    Amendment to the Exchange and Registration Rights Agreement,
         dated as of April 8, 1998, among Globalstar, L.P.,
         Globalstar Telecommunications Limited and Telesat
         Limited(10)
10.19    Warrant Agreement dated as of February 19, 1997 relating to
         Warrants to purchase 4,129,000 shares of Common Stock of
         Globalstar Telecommunications Limited(2)
10.20    Registration Rights Agreement dated February 19, 1997
         relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
         Common Stock issued in connection therewith(2)
10.21    Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
         Senior Notes due 2004(3)
10.22    Registration Rights Agreement dated October 29, 1997
         relating to Globalstar's and Globalstar Capital
         Corporation's 10 3/4% Senior Notes due 2004(4)
10.23    Registration Rights Agreement dated May 20, 1998 relating to
         Globalstar's and Globalstar Capital Corporation's 11 1/2%
         Senior Notes due 2005(5)
10.24    Registration Rights Agreement dated as of July 6, 1998
         relating to 8,400,000 shares of Common Stock by and among
         Globalstar Telecommunications Limited, Loral Space &
         Communications Ltd., Quantum Partners LDC, Quasar Strategic
         Partners LDC and Quantum Industrial Partners LDC.(8)
10.25    Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
         & Communications Ltd., DACOM Corporation and DACOM
         International, Inc.(9)
10.26    Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
         Preferred Stock(10)
10.27    Credit Agreement dated August 5, 1999 among Globalstar,
         L.P., Bank of America, National Association, as
         Administration Agent, Banc of America Securities LLC, as
         Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
         New York Branch, as Syndication Agent and Lehman Commercial
         Paper Inc., as Documentation Agent(12)
10.28    Registration Rights Agreement dated December 8, 1999
         relating to GTL's 9% Series B Preferred Stock due 2011(11)

EXHIBIT
NUMBER
-------
                       DESCRIPTIONS OF EXHIBIT
---------------------------------------------------------------------
10.29    Fee Agreement dated as of April 19, 1996 by and among
         Globalstar, Globalstar Telecommunications Limited, Loral
         Corporation, Loral Space & Communications Ltd., QUALCOMM
         Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
         Globalstar Limited Partner, Inc.(14)
10.30    Intercreditor Agreement dated as of April 19, 1996 by and
         among Globalstar, Globalstar Telecommunications Limited,
         Loral Corporation, Loral Space & Communications Ltd.,
         QUALCOMM Limited Partner, Inc., Space Systems/Loral, Inc,
         Inc. and DASA Globalstar Limited Partner, Inc.(14)
10.31    Waiver and Amendment dated as of June 30, 2000 to the Credit
         Agreement, dated as of August 5, 2000 by and among
         Globalstar, Bank of America, National Association, as
         administrative agent, and the several banks and other
         financial institutions from time to time thereto.(14)
10.32    Forbearance and Waiver Agreement dated as of June 30, 2000 between Globalstar and QUALCOMM Incorporated.(14)
10.33    Purchase Agreement dated as of September 18, 2000 among
         Globalstar Telecommunications Limited, Globalstar, L.P. and
         Bear Sterns International Limited.(15)
10.34    Subscription Agreement dated September 22, 2000 between
         Globalstar Telecommunications Limited and Loral Space &
         Communications Ltd.(16)
10.35    Assignment, Amendment and Release Agreement dated as of
         November 17, 2000 by and among the lenders parties to the
         Globalstar Credit Agreement, Loral Satellite, Inc., Loral
         Satcom Ltd., Loral Space & Communications Ltd., Loral Space
         & Communications Corporation, Globalstar, L.P. and Bank of
         America, National Association.(17)
10.36    Form of Incentive Retention Agreement dated February 23,
         2001+(18)
10.37    Plan Support Agreement Between Loral and Columbia Ventures
         Corp., Loeb Partners Corp., Stonehill Capital Management,
         LLC and Blue River LLC.(19)
10.38    Memorandum Of Understanding -- Proposed Restructuring
         Between Loral and Columbia Ventures Corp., Loeb Partners
         Corp., Stonehill Capital Management, LLC and Blue River
         LLC.(19)
12       Statement Regarding Computation of Ratios*
21       List of Subsidiaries of the Registrant*
23       Consent of Deloitte & Touche LLP*
99.1     Financial Statements for Globalstar Capital Corporation*
99.2     Financial Statements for Loral/QUALCOMM Satellite Services,
         L.P.*

---------------
 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to GTL's Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

(10) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1998.

(11) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on December 21, 1999.

(12) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on August 6, 1999.

(13) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1999.

(14) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on July 7, 2000.

(15) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 19, 2000.

(16) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 25, 2000.

(17) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on November 20, 2000.

(18) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 30, 2000.

(19) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on February 19, 2002.

  *  Filed herewith.

  +  Management compensation plan.