Form 10-Q/A
period 2002-03-31
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2002-08-13
CIK 1037927, 933401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                Yes [X]  No [ ]

     As of April 30, 2002, there were 113,056,619 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

                                  FORM 10-Q/A

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Globalstar Telecommunications Limited (A General Partner of
         Globalstar, L.P.)...........................................
                                                                         2
         Globalstar, L.P. (A Debtor-in-Possession)...................
                                                                         9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................
                                                                        23
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................
                                                                        36
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................
                                                                        37
Item 2.  Changes in Securities and Use of Proceeds...................
                                                                        38
Item 3.  Defaults Upon Senior Securities.............................
                                                                        38
Item 4.  Submission of Matters to Vote of Security Holders...........
                                                                        38
Item 5.  Other Information...........................................
                                                                        38
Item 6.  Exhibits and Reports on Form 8-K............................
                                                                        38
Signatures...........................................................
                                                                        39

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                   2002             2001
                                                              --------------    ------------
                                                              (AS RESTATED -
                                                               SEE NOTE 2)
ASSETS......................................................   $        --      $        --
                                                               ===========      ===========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT)
Current liabilities:
  Dividends payable.........................................   $    35,155      $    29,870
  Equity losses in excess of partnership interests in
     Globalstar.............................................       844,456          825,637
                                                               -----------      -----------
          Total current liabilities.........................       879,611          855,507
                                                               -----------      -----------
Commitments and contingencies (Note 5)
Convertible Redeemable Preferred Stock:
  8% Series A (3,093,821 and 3,268,796 shares outstanding at
     March 31, 2002 and December 31, 2001, respectively,
     $155 million and $163 million redemption value at March
     31, 2002 and December 31, 2001, respectively)..........       150,172          158,666
  9% Series B (276,545 and 1,270,075 shares outstanding at
     March 31, 2002 and December 31, 2001, respectively, $14
     million and $64 million redemption value at March 31,
     2002 and December 31, 2001, respectively)..............        13,420           61,630
                                                               -----------      -----------
                                                                   163,592          220,296
                                                               -----------      -----------
Shareholders' (deficit):
Preference shares, $.01 par value, 20,000,000 shares
  authorized:
  8% Series A convertible redeemable preferred stock,
     (1,263,674 and 1,089,599 shares outstanding at March
     31, 2002 and December 31, 2001, respectively, $63
     million and $55 million redemption value at March 31,
     2002 and December 31, 2001, respectively)..............        61,338           52,888
  9% Series B convertible redeemable preferred stock,
     (112,955 and 423,358 shares outstanding at March 31,
     2002 and December 31, 2001, respectively, $6 million
     and $21 million redemption value at March 31, 2002 and
     December 31, 2001, respectively).......................         5,481           20,544
Common stock, $1.00 par value, 600,000,000 shares authorized
  (113,056,619 and 110,542,921 shares outstanding at March
  31, 2002 and December 31, 2001, respectively).............       113,057          110,543
Additional paid-in capital..................................     1,202,756        1,141,953
Warrants....................................................        11,268           11,268
Accumulated deficit.........................................    (2,437,103)      (2,412,999)
                                                               -----------      -----------
          Total shareholders' (deficit).....................    (1,043,203)      (1,075,803)
                                                               -----------      -----------
          Total liabilities and shareholders' (deficit).....   $        --      $        --
                                                               ===========      ===========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                   2002           2001
                                                              --------------    --------
                                                              (AS RESTATED -
                                                               SEE NOTE 2)
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ............................     $ 18,819       $ 25,983
                                                                 --------       --------
Net loss....................................................       18,819         25,983
Preferred dividends on convertible redeemable preferred
  stock.....................................................        5,285          7,379
                                                                 --------       --------
Net loss applicable to common shareholders..................     $ 24,104       $ 33,362
                                                                 ========       ========
Net loss per share -- basic and diluted.....................     $   0.22       $   0.31
                                                                 ========       ========
Weighted average shares outstanding -- basic and diluted....      112,079        108,528
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                   2002          2001
                                                              --------------   --------
                                                              (AS RESTATED -
                                                               SEE NOTE 2)
OPERATING ACTIVITIES:
  Net loss..................................................     $(18,819)     $(25,983)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P. .........................       18,819        25,983
  Net cash provided by operating activities.................           --            --
                                                                 --------      --------
INVESTING ACTIVITIES:
  Net cash used in investing activities.....................           --            --
                                                                 --------      --------
FINANCING ACTIVITIES:
  Net cash provided by financing activities.................           --            --
                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                                 --------      --------
Cash and cash equivalents, end of period....................     $     --      $     --
                                                                 ========      ========
NONCASH TRANSACTIONS:
  Common stock issued upon conversion of convertible
     preferred securities...................................     $ 63,318      $ 18,209
                                                                 ========      ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2001.

     GTL, a general partner of Globalstar, L.P., a Delaware limited partnership ("Globalstar"), was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its share of Globalstar's results of operations, as presented on Globalstar's financial statements.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar. Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2002. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. On February 15, 2002, the other general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. ("LQSS"), filed a voluntary petition under Chapter 11 of the United States Code. Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to General Partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $844.5 million.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

2.  ORGANIZATION AND BUSINESS

     As of March 31, 2002, GTL owned 42.4% of the outstanding ordinary partnership interests, 100% of the outstanding 8% RPPIs and 100% of the outstanding 9% RPPIs of Globalstar.

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

  Restatement

     Subsequent to filing Form 10-Q for the quarter ended March 31, 2002, Globalstar corrected its March 31, 2002 financial statements to comply with SOP 90-7, Entities in Reorganization Under the Bankruptcy Code. Specifically, no interest expense since the Petition Date has been accrued or recorded on pre-petition liabilities as these expenses are not expected to be an allowed claim, no debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been confirmed by the Bankruptcy Court, and no dividends have been accrued on the redeemable preferred partnership interests since the Petition Date as these liabilities are not expected to be allowed claims. As a result of these changes, Globalstar's allocated losses associated with the recourse debt to GTL has been adjusted.

     The impact of the restatements on the statement of operations for the three months ended March 31, 2002 is as follows (in thousands, except per share data):

                                                           AMOUNTS PREVIOUSLY
                                                                REPORTED        AS RESTATED
                                                           ------------------   -----------
Equity in net loss applicable to ordinary partnership
  interests in GLP.......................................       $22,699           $18,819
Net loss.................................................        22,699            18,819
Net loss applicable to common shareholders...............       $27,984           $24,104
Net loss per share -- basic and diluted..................       $  0.25           $  0.22

     The impact of the restatements on the balance sheet as of March 31, 2002 is as follows (in thousands):

                                                         AMOUNTS PREVIOUSLY
                                                              REPORTED        AS RESTATED
                                                         ------------------   -----------
Equity losses in excess of partnership interests in
  Globalstar...........................................     $   848,336       $   844,456
Total current liabilities..............................         883,491           879,611
Accumulated deficit....................................      (2,440,983)       (2,437,103)
Total shareholders deficit.............................     $(1,047,083)      $(1,043,203)

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

     It is very likely that in any financial restructuring under this agreement or any other plan ultimately approved by the court, GTL's equity interest, along with the interests of Globalstar's other partners, will be eliminated entirely, or at best, the equity interests are likely to be dramatically diluted.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three months ended March 31, 2002 and 2001, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011 (the "8% Preferred Stock") into 9.4 million common shares for the three months ended March 31, 2002 and 2001, (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011 (the "9% Preferred Stock") into 1.8 million and 5.2 million common shares for the three months ended March 31, 2002 and 2001, respectively, and
(iii) the assumed exercise of outstanding options and warrants, into 12.0 million common shares for the three months ended March 31, 2002 and 2001, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months ended March 31, 2002 and 2001, respectively.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock, or a combination thereof. Based upon the price of GTL's common stock at March 31, 2002 and December 31, 2001, GTL had not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, GTL classified $163,592,000 and $220,296,000 as of March 31, 2002 and December 31, 2001,
respectively, of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding the end of the period (approximately $0.14 as of March 31, 2002). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

     In the three months ended March 31, 2002, 900 shares of 8% Preferred Stock were converted into 1,932 shares of GTL common stock. As a result, the converted 8% RPPIs were converted into 477 Globalstar ordinary partnership interests. As of March 31, 2002, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 8% Preferred Stock outstanding at March 31, 2002 were convertible into 9,368,383 shares of GTL common stock.

     In the three months ended March 31, 2002, 1,303,933 shares of 9% Preferred Stock were converted into 2,511,766 shares of GTL common stock. As a result, the converted 9% RPPIs were converted into 620,189 Globalstar ordinary partnership interests. As of March 31, 2002, the 9% Preferred Stock had an aggregate liquidation preference equal to its $20 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 9% Preferred Stock outstanding at March 31, 2002 were convertible into 750,213 shares of GTL common stock.

5.  COMMITMENTS AND CONTINGENCIES

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)
                                  (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                   2002             2001
                                                              --------------    ------------
                                                              (AS RESTATED -
                                                               SEE NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    46,403      $    55,625
  Accounts receivable, net of allowance of $2,168 at March
    31, 2002 and $2,158 at December 31, 2001................         2,520            2,282
  Inventory.................................................           896            1,090
  Prepaid expenses and other current assets.................         7,096           12,971
                                                               -----------      -----------
        Total current assets................................        56,915           71,968
                                                               -----------      -----------
Property and equipment:
  Globalstar System, net....................................       222,463          229,774
  Other property and equipment, net.........................         2,035            2,216
                                                               -----------      -----------
                                                                   224,498          231,990
                                                               -----------      -----------
Additional spare satellites.................................        23,823           23,823
Production gateways, net of allowances of $31,161 at March
  31, 2002 and $20,212 at December 31, 2001.................        19,119           28,151
Deferred financing costs....................................            --           68,330
Other assets, net...........................................        31,589           32,129
                                                               -----------      -----------
        Total assets........................................   $   355,944      $   456,391
                                                               ===========      ===========
LIABILITIES AND PARTNERS' (DEFICIT)
Current liabilities:
  Term loans payable to affiliates..........................   $        --      $   400,000
  Revolving credit facility to affiliates...................            --          100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................            --        1,417,942
  Accounts payable..........................................         1,236            3,752
  Payable to affiliates.....................................         6,924           35,111
  Vendor financing liability................................            --          814,246
  Dividends payable.........................................            --           29,870
  Accrued expenses..........................................         2,670           42,524
  Accrued interest..........................................            --          246,871
  Deferred revenue..........................................         3,887               --
                                                               -----------      -----------
        Total current liabilities...........................        14,717        3,090,316
                                                               -----------      -----------
Deferred revenues...........................................            --           31,359
Vendor financing liability, net of current portion..........            --           55,139
Accrued interest on notes payable...........................            --           32,320
Notes payable...............................................            --          150,000
Notes payable to affiliates.................................            --           95,010
Liabilities subject to compromise...........................     3,419,645               --
Commitments and contingencies (Note 9)
Partners' (deficit):
  8% Series A convertible redeemable preferred partnership
    interests (4,357,495 and 4,358,395 interests outstanding
    at March 31, 2002 and December 31, 2001, respectively,
    $218 million redemption value at March 31, 2002 and
    December 31, 2001)......................................            --               --
  9% Series B convertible redeemable preferred partnership
    interests (389,500 and 1,693,433 interests outstanding
    at March 31, 2002 and December 31, 2001, respectively,
    $20 million and $85 million redemption value at March
    31, 2002 and December 31, 2001, respectively)...........            --               --
  Ordinary general partnership interests (45,910,604 and
    45,289,938 interests outstanding at March 31, 2002 and
    December 31, 2001, respectively)........................    (3,042,049)      (2,961,347)
  Ordinary limited partnership interests (19,937,500
    interests outstanding at March 31, 2002 and December 31,
    2001)...................................................      (239,740)        (239,740)
  Unearned compensation.....................................            (1)              (1)
  Warrants..................................................       203,335          203,335
  Accumulated other comprehensive income....................            37               --
                                                               -----------      -----------
        Total partners' (deficit)...........................    (3,078,418)      (2,997,753)
                                                               -----------      -----------
        Total liabilities and partners' (deficit)...........   $   355,944      $   456,391
                                                               ===========      ===========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                   2002           2001
                                                              --------------    --------
                                                              (AS RESTATED -
                                                               SEE NOTE 1)
REVENUES:
  Service...................................................     $  2,813       $  1,437
  Subscriber equipment......................................        1,057             --
  Royalty income............................................           --             72
                                                                 --------       --------
          Total revenue.....................................        3,870          1,509
                                                                 --------       --------
OPERATING EXPENSES:
  Cost of subscriber equipment..............................          555             --
  Operations................................................        4,332         22,391
  Marketing, general and administrative.....................       19,971         10,613
  Restructuring.............................................        2,070          3,408
  Depreciation and amortization.............................        8,343          9,758
                                                                 --------       --------
          Total operating expenses..........................       35,271         46,170
                                                                 --------       --------
Operating loss..............................................       31,401         44,661
Interest income.............................................          101          2,240
Interest expense............................................       46,515         95,666
                                                                 --------       --------
Net loss....................................................       77,815        138,087
Preferred distributions on redeemable preferred partnership
  interests.................................................        2,887          7,379
                                                                 --------       --------
Net loss applicable to ordinary partnership interests.......     $ 80,702       $145,466
                                                                 ========       ========
Net loss per ordinary partnership interest -- basic and
  diluted...................................................     $   1.23       $   2.25
                                                                 ========       ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..........................       65,607         64,730
                                                                 ========       ========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                   2002           2001
                                                              --------------    ---------
                                                              (AS RESTATED -
                                                               SEE NOTE 1)
OPERATING ACTIVITIES:
  Net loss..................................................    $ (77,815)      $(138,087)
  Deferred revenues.........................................         (457)           (844)
  Provision for doubtful accounts...........................       11,099              --
  Amortization of unearned compensation.....................           --             (26)
  Depreciation and amortization.............................        8,343           9,758
  Non-cash interest expense.................................        8,388          16,569
  Changes in operating assets and liabilities:
    Accounts receivable.....................................         (388)           (225)
    Inventory...............................................          194              --
    Prepaid expenses and other current assets...............        2,783             554
    Other assets............................................         (120)          1,173
    Accounts payable........................................         (732)         (4,750)
    Payable to affiliates...................................        1,108           2,323
    Accrued expenses........................................          568          (7,853)
    Accrued interest and other..............................       38,126          76,858
                                                                ---------       ---------
         Net cash used in operating activities..............       (8,903)        (44,550)
                                                                ---------       ---------
INVESTING ACTIVITIES:
  Globalstar System.........................................           --             105
  Payable to affiliates for Globalstar System...............           --          (3,895)
  Accounts payable..........................................           --            (250)
                                                                ---------       ---------
  Cash used for Globalstar System...........................           --          (4,040)
  Advances for production gateways and user terminals.......          (46)         (9,167)
  Cash receipts for production gateways and user
    terminals...............................................           --           6,360
  Receipt and use of restricted cash, net...................           --          (1,290)
  Purchases of property and equipment.......................          (10)           (469)
  Additional spare satellites, net of vendor financing......           --          (6,806)
  Investments in service provider...........................         (300)             --
                                                                ---------       ---------
         Net cash used in investing activities..............         (356)        (15,412)
                                                                ---------       ---------
  Effect of exchange rate changes on cash...................           37              --
                                                                ---------       ---------
Net decrease in cash and cash equivalents...................       (9,222)        (59,962)
Cash and cash equivalents, beginning of period..............       55,625         174,401
                                                                ---------       ---------
Cash and cash equivalents, end of period....................    $  46,403       $ 114,439
                                                                =========       =========
NONCASH TRANSACTIONS:
  Receivables offset by payables and notes payable..........    $  (1,340)
                                                                =========
  Conversion of redeemable preferred partnership interests
    into ordinary partnership interests.....................    $  63,199       $  18,209
                                                                =========       =========
  Change in fair value of QUALCOMM warrants issued in
    connection with vendor financing........................                    $    (205)
                                                                                =========
  Dividends accrued.........................................    $   2,887       $   7,379
                                                                =========       =========
  Change in fair value of stock compensation................                    $     (62)
                                                                                =========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2001.

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. Also on February 15, 2002, the managing general partner of Globalstar, LQSS, filed a voluntary petition in Delaware under chapter 11.

     These factors, among others raise substantial doubt about Globalstar's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Under chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed under Section 362(a) of the U.S. Bankruptcy Code while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these financial statements.

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

     Globalstar has developed a new business plan for the purpose of restructuring the partnership's finances; the plan will be submitted to and subject to bankruptcy court approval. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are needed to achieve and maintain financial viability. In addition to the service provider operations to be

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Pursuant to its consolidation strategy, on December 18, 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone. In the first transaction, which has closed, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. In the second transaction, Globalstar will acquire the United States and Caribbean service provider and gateway operations from Vodafone upon the receipt of required regulatory approvals. On January 15 and 17, 2002, Globalstar filed five related applications with the United States Federal Communication Commission (the "FCC") for consent to the transfer of Globalstar USA and Globalstar Caribbean Limited's operating authorizations to a subsidiary of Globalstar. On February 27, 2002, the FCC issued a public notice setting a deadline for oppositions to the transfer applications. No oppositions were filed by the deadline. Under the terms of the memorandum of understanding ("MOU") executed between Loral, the informal committee of bondholders and Globalstar, Loral would contribute its minority interest in the Canadian operations to Newco in exchange for Newco equity interests. Vodafone retains its service provider rights in Australia, the United Kingdom and Greece, and retains a minority interest in the Mexican Globalstar service provider business. Globalstar is still gathering information and pursuing discussions regarding additional service provider properties.

     TE.SA.M. is in the process of liquidation and is exiting the Globalstar business. TE.SA.M. provides Globalstar service through its gateways in France, Turkey, Venezuela, Argentina, and Peru. Globalstar and other investors are in various discussions with TE.SA.M. regarding these businesses. Local purchasers in Turkey, Venezuela, Argentina, and Peru have reached agreements to purchase the local service provider operations from TE.SA.M. and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services. Globalstar and TE.SA.M. are currently in discussions related to Globalstar acquiring TE.SA.M.'s gateway in France and have executed a MOU, which outlines the principal terms of such a transaction. Under the terms of the MOU Globalstar will provide financial support to the operation of the Aussaguel gateway, not to exceed 100,000 Euros per month, retroactive to March 1, 2002. Support payments for the period March 31, 2002 through June 30, 2002 have been authorized by the bankruptcy court, subject to certain restrictions.

  Restatement

     Subsequent to filing Form 10-Q for the quarter ended March 31, 2002, Globalstar corrected its March 31, 2002 financial statements to comply with SOP 90-7, Entities in Reorganization Under the Bankruptcy Code. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date, have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been confirmed by the Bankruptcy Court. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The impact of the restatements on the statement of operations for the three months ended March 31, 2002 is as follows (in thousands, except per ordinary partnership interest amounts):

                                                           AMOUNTS PREVIOUSLY
                                                                REPORTED        AS RESTATED
                                                           ------------------   -----------
Total revenue............................................       $  3,870          $ 3,870
Total operating expenses.................................         35,335           35,271
Operating loss...........................................         31,465           31,401
Interest income..........................................            165              101
Interest expense.........................................         92,471           46,515
Net loss.................................................        123,771           77,815
Preferred distributions on redeemable preferred
  partnership interests..................................          5,285            2,887
Net loss applicable to ordinary partnership interests....       $129,056          $80,702
Net loss per ordinary partnership interest -- basis and
  diluted................................................       $   1.97          $  1.23

     The impact of the restatements on the balance sheet as of March 31, 2002 is as follows (in thousands):

                                                         AMOUNTS PREVIOUSLY
                                                              REPORTED        AS RESTATED
                                                         ------------------   -----------
Total current assets...................................     $    56,915       $    56,915
Deferred financing costs...............................          54,133                --
Total assets...........................................         410,077           355,944
Total current liabilities..............................       3,175,181            14,717
Deferred revenue.......................................          30,902                --
Vendor financing liability, net of current portion.....          50,097                --
Accrued interest on notes payable......................          35,659                --
Notes payable..........................................         150,000                --
Notes payable to affiliates............................          95,010                --
Liabilities subject to compromise......................              --         3,419,645
Ordinary general partnership interests.................     $(3,090,403)      $(3,042,049)

2.  ORGANIZATION AND BUSINESS

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, LQSS. The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company ("Loral"), and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of March 31, 2002, Loral owned, directly or indirectly, 25,169,458 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of March 31, 2002, GTL owned 27,910,604 (42.4%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     Globalstar has incurred cumulative ordinary partnership losses of $5.14 billion through March 31, 2002, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Since the Petition Date, February 15, 2002, Globalstar's financial statements have been prepared in compliance with SOP 90-7, Entities in Reorganization Under the Bankruptcy Code. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been confirmed by the Bankruptcy Court. Debt obligations have not been adjusted to redemption values as the Court has not finalized the amounts. Management expects that the allowed claims will be finalized near the date that the final plan of reorganization is approved by the Court and will adjust the obligations when the claims are finalized. Adjusting the debt obligations to redemption values will result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

  Pre-petition Debt, Accrued Interest, and Dividends Payable

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Interest expense on pre-petition debt will not be paid during the bankruptcy proceeding and is not expected to be an allowed claim; therefore, $36.6 million of interest on pre-petition debt has not been accrued since the Petition Date. In addition, $2.2 million and $7.2 million of amortization has not been recorded since the Petition Date on the debt discounts and premiums and deferred financing costs, respectively. Dividends of $2.4 million on redeemable preferred partnership interests since the Petition Date have not been accrued or recorded as these amounts are not expected to be allowed claims.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with these facilities. Prior to the Petition Date, these costs were classified as long term assets and were being amortized over the terms of the credit facilities as interest expense. Globalstar ceased the amortization of the costs on the Petition Date as the value of the debt has not been confirmed by the Bankruptcy Court. The amortization expense that otherwise would have been recorded from the Petition Date through March 31, 2002 is $7.2 million. As of March 31, 2002, the deferred financing costs have been offset with the related debt and included in the liabilities subject to compromise.

  Production Gateways

     These assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of March 31, 2002, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of March 31, 2002, Globalstar has reserved $31.2 million of the production gateway receivables.

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three months ended March 31, 2002 and 2001, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million ordinary partnership interests for the three months ended March 31, 2002 and 2001, (ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 0.5 million and 1.3 million ordinary partnership interests for the three months ended March 31, 2002 and 2001, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL's outstanding options and warrants, into 10.8 million ordinary partnership interests for the three months ended March 31, 2002 and 2001, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three months ended March 31, 2002 and 2001.

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $240,000 and $2.0 million for the three months ended March 31, 2002 and 2001, respectively, and are included in operations expense.

  Foreign Currency

     Globalstar uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. Gains or losses are recognized as a component of other comprehensive income. During the period ended March 31, 2002, net foreign currency transaction gains and losses were not material.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Comprehensive Income

     Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Globalstar presents other comprehensive income (loss) in its consolidated statements of partners' deficit.

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners' (deficit) or net loss.

4.  ACQUISITIONS

     In December 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation for $100, plus acquisition costs of $258,000. VSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now joint venture partners with Loral in GCSC, the Canadian service provider. The acquisition is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION for a credit memo to offset expenses from an affiliated company. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

                                                              DECEMBER 18, 2001
                                                              -----------------
Current assets..............................................       $4,399
Receivables from affiliates.................................        2,134
Property and equipment......................................        1,720
                                                                   ------
          Total assets acquired.............................        8,253
                                                                   ------
Current liabilities.........................................        1,312
Payables to affiliates......................................        6,683
                                                                   ------
          Total liabilities assumed.........................        7,995
                                                                   ------
          Net assets acquired...............................       $  258
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

     The agreement governing Globalstar's pending acquisition of Globalstar USA and Globalstar Caribbean Limited expired on March 31, 2002, unless extended pursuant to its terms. Under the terms of the agreement, Globalstar has the option to extend the agreement on a monthly basis for up to six months, through payments made to Vodafone. On March 31, 2002, Globalstar extended the agreement through April 30, 2002 through an extension payment of $300,000. The agreement was extended again on April 30, 2002, through May 31, 2002, at a cost of $400,000.

5.  LIABILITIES SUBJECT TO COMPROMISE

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Liabilities subject to compromise were segregated on the restated March 31, 2002 consolidated balance sheet and include the following unsecured obligations (in thousands):

                                                              MARCH 31,
                                                                 2002
                                                              ----------
Term loans payable to affiliates............................  $  400,000
Revolving credit facility to affiliates.....................     100,000
Senior notes payable........................................   1,419,283
Notes payable...............................................     150,000
Notes payable to affiliates.................................      95,010
Accounts payable............................................       1,644
Payable to affiliates.......................................      28,095
Vendor financing liability..................................     880,062
Dividends payable...........................................      32,757
Accrued expenses............................................      40,422
Accrued interest............................................     306,640
Deferred revenues...........................................      27,015
Deferred financing costs....................................     (61,283)
                                                              ----------
          Total liabilities subject to compromise...........  $3,419,645
                                                              ==========

6.  PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
SS/L........................................................  $     18       $259,098
Loral.......................................................        13            961
QUALCOMM....................................................        --        629,139
Globalstar Canada Co........................................     6,614          6,199
Other affiliates............................................       279          9,099
Liabilities subject to compromise (payable to affiliates)...   908,157             --
                                                              --------       --------
          Total.............................................  $915,081       $904,496
                                                              ========       ========

     All payables to affiliates and vendor financing incurred prior to the Petition Date have been classified as liabilities subject to compromise (see
Note 5). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $9.4 million, which would have been recognized for the period from the Petition Date through March 31, 2002 under pre-petition accounting practices, has not been accrued. Debt discounts related to the vendor financing have not been adjusted since the Petition Date. Under pre-petition accounting practices, the value of vendor financing debt would have been increased by $0.8 million during the period from the Petition Date through March 31, 2002.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing has been accelerated and is immediately due and payable.

7.  CREDIT FACILITIES

     As of March 31, 2002, the credit facilities have been included in the liabilities subject to compromise (see Note 5). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $5.2 million and $1.6 million has not been accrued on the $500 million credit facility and on the notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility, respectively, from the Petition Date through March 31, 2002.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this credit facility has been accelerated and is immediately due and payable.

8.  SENIOR NOTES AND WARRANTS

     As of March 31, 2002, the senior notes have been included in the liabilities subject to compromise (see Note 5). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense of $20.4 million has not been accrued from the Petition Date through March 31, 2002. Prior to the Petition Date Globalstar was increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes. On the Petition Date, the note values were stayed, therefore the carrying value was not increased by $1.4 million for the period from the Petition Date through March 31, 2002.

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

9.  RESTRUCTURING, NET

     Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company's finances. These initiatives included reductions in Globalstar's workforce, the development of financial restructuring plans, negotiations with the company's significant creditors, and the initiation of Globalstar's chapter 11 cases on February 15, 2002. As a result of the restructuring efforts, Globalstar has recorded cumulative restructuring charges totaling $14.0 million through March 31, 2002. Restructuring charges recorded in the quarter ended March 31, 2002 were $2.0 million, including $1.4 million in Globalstar advisory fees and $700,000 in creditor advisory fees; partially offset by interest income of $0.1 million earned since the Petition Date. Since the Petition Date, all advisory fees are expensed as incurred as reorganization charges and interest income is recognized as a reorganization item, consistent with SOP 90-7.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     A summary of the restructuring charges incurred through March 31, 2002 are as follows (in millions):

                                                         AMOUNTS     AMOUNTS     UNPAID
                                                         EXPENSED     PAID      LIABILITY
                                                         --------    -------    ---------
Globalstar advisory fees...............................   $ 6.3       $ 5.8       $0.5
Creditor advisory fees.................................     2.9         2.5        0.4
Employee separation costs..............................     4.9         4.9         --
          Total........................................    14.1       $13.2       $0.9
                                                          -----       =====       ====
Less interest income...................................     0.1
          Total........................................   $14.0
                                                          =====

     Globalstar Advisory Fees -- Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition. The remaining $0.5 million accrued as of March 31, 2002 related to fees that were incurred, but not billed by the advisors.

     Creditor Advisory Fees -- At Globalstar's expense, Globalstar's informal committee of bondholders and the Creditors' Committee have retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee's expenses upon formation of the official Creditors' Committee. The remaining $0.4 million accrued as of March 31, 2002 related to fees that were incurred, but not billed by the advisors.

     Employee Separation Costs -- Globalstar reduced its workforce from 439 full-time employees as of January 1, 2001 to 126 full-time employees as of March 31, 2002, primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million were recorded for the year 2001 for employee severance obligations, payments in accordance with the company's retention bonus program and fringe benefit costs related to terminated employees. All amounts due to the terminated employees as a result of these actions were disbursed prior to 2002.

10.  COMMITMENTS AND CONTINGENCIES

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

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

     During 2001, Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount will become a creditor's claim by Ericsson against Globalstar subject to bankruptcy court approval.

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

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002 and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, three have recovered, with two returned to service and one held as an in plane spare. The fourth satellite, which experienced the most recent anomaly in early April, is still out-of-service

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION undergoing diagnostic testing and recovery operations. This satellite shows signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. The investigation findings remain inconclusive; however, based upon in-flight experience, satellites that experience this degraded behavior appear to be responsive to recovery efforts. Following the two initial anomalies in March 2001, Globalstar has implemented operational safeguards to limit worsening of the anomalous behavior and to accelerate recovery where possible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar filed Chapter 11 petition under the United States Bankruptcy Code on February 15, 2002; (ii) Globalstar has limited cash to fund its operations and will require additional financing; (iii) Globalstar has defaulted on certain debt payments; (iv) The rate of growth for the service has not been sufficient to sustain Globalstar's cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) GTL may be unable to fund mandatory redemption requirements of 8% and 9% convertible redeemable preferred stock.; (viii) GTL has been de-listed by the NASDAQ national market; (ix) Lockheed Martin is disputing Globalstar's right to issue it a $150 million note in satisfaction of payments made under a guaranty; (x) Globalstar's satellites have a limited useful life and may fail prematurely; (xi) Globalstar faces special risks by doing business in developing markets and faces currency risks; (xii) Globalstar's business is regulated, causing uncertainty and additional costs; (xiii) technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors;
(xiv) new technologies and the expansion of land-based systems may reduce demand for Globalstar's service; (xv) Globalstar could face liability based on alleged health risks; (xvi) Globalstar relies on key personnel; (xvii) Globalstar is dependent on key vendors; (xviii) Certain potential conflicts of interest could result in decisions adverse to Globalstar's interests; (xix) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xx) a change of control of GTL or reduction in GTL's ownership of Globalstar could result in GTL having to pay additional taxes and becoming subject to onerous requirements under the Investment Company Act; (xxi) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL's Board of Directors and to appoint a member to Globalstar's General Partners' Committee (xxii) patents held by other firms or individuals may block Globalstar's patents; (xxiii) Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control; (xxiv) GTL is dependent upon payments from Globalstar to meet its obligations; (xxv) GTL has no source of funds other than those provided by Globalstar; and (xxvi) Globalstar is subject to export regulation. For a detailed discussion of these factors and conditions, please refer to the section of this Form 10-Q/A entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" and to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

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

     Subsequent to filing Form 10-Q for the quarter ended March 31, 2002, Globalstar corrected its March 31, 2002 financial statements to comply with SOP 90-7, Entities in Reorganization Under the Bankruptcy Code. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date, have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been confirmed by the Bankruptcy Court. Debt obligations have not been adjusted to redemption values as of the Court has not finalized the amounts. Management expects that the allowed claims will be finalized near the date that the final plan of reorganization is approved by the Court and will adjust the obligations when the claims are finalized. Adjusting the debt obligations to redemption values will result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2002. On February 15, 2002, the other general partner of Globalstar, LQSS, filed a voluntary petition under Chapter 11 of the United States Code. Effective February 15, 2002, Globalstar ceased allocating losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to General Partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $844.5 million. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

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

     Long-term assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. During 2001, Globalstar resumed collection of airtime usage and gateway operational costs from service providers. Collections of production gateway receivables have been deferred indefinitely and are classified as long-term assets. If actual collections are less favorable than those projected by management, additional allowances may be required.

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

GENERAL OVERVIEW

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its share of Globalstar's results of operations. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar debt facilities have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors among others raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

RESULTS OF OPERATIONS

     Globalstar currently provides satellite-based telephony and narrow band data services though 24 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, the Middle East, China and South Korea. For the quarter ended March 31, 2002, Globalstar recorded total revenues of $3.9 million and provided
6.8 million minutes of billable telecommunication services. As of March 2002, Globalstar had approximately 69,000 commercial subscribers using the system. Globalstar's revenues during the quarter were not sufficient to fund Globalstar's operations.

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

     TE.SA.M. is in the process of liquidation and is exiting the Globalstar business. TE.SA.M. provides Globalstar service through its gateways in France, Turkey, Venezuela, Argentina, and Peru. Globalstar and other investors are in various discussions with TE.SA.M. regarding these businesses. Local purchasers in Turkey, Venezuela, Argentina, and Peru have reached agreements to purchase local service provider operations from TE.SA.M. and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services. Globalstar and TE.SA.M. are currently in discussions related to Globalstar acquiring TE.SA.M.'s gateway in France and have executed a memorandum of understanding ("MOU") which outlines the principal terms of such a transaction. Under the terms of the MOU, Globalstar will provide financial support to the operation of the Aussaguel gateway, not to exceed 100,000 Euros per month, retroactive to March 1, 2002. Support payments for the period March 1, 2002 through June 30, 2002 have been authorized by the bankruptcy court, subject to certain restrictions.

     Elsacom, Globalstar's service provider in Italy, Northern Europe and parts of Eastern Europe, ceased operations of its gateway located in Karkkila, Finland on May 13, 2002. The coverage areas of adjacent gateways will be expanded to cover the region previously served by the Karkkila gateway. Globalstar does not expect that the closure of the Karkkila gateway will have a material effect on service revenues.

     For the three months ended March 31, 2002, Globalstar recognized service revenue of $2.8 million compared to $1.4 million in the three months ended March 31, 2001. The increase in service revenue over the previous year is due to Globalstar's acquisition of the majority interest in GCSC. As the majority owner of GCSC, Globalstar consolidates the financial results of GCSC. Service revenue related to GCSC for the quarter ended March 31, 2002 was $2.2 million. Exclusive of Canada, Globalstar's service revenue for the three months ended March 31, 2002 declined to $0.6 million from $1.2 million for the three months ended March 31, 2001. This decline was primarily due to revenue not being recognized in regions where service providers are delinquent on their service billings and is partially offset by increased minute volume. Subscriber equipment revenue of $1.1 million was recognized on equipment sales to Canadian customers for the three months ended March 31, 2002; no such revenue was generated in the three months ending March 31, 2001. No royalty income was recognized in the three months ended March 31, 2002 compared to $72,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002, Globalstar recognized total revenue of $3.9 million, an increase of $2.4 million compared to the same three months in 2001.

     Operations expense decreased to $4.3 million for the three months ended March 31, 2002 from $22.4 million for the three months ended March 31, 2001. The decline is primarily the result of gateway installation and testing activity occurring in 2001, and cost saving measures implemented during 2001, partially offset by operation costs incurred by GCSC.

     Marketing, general and administrative expenses increased to $20.0 million for the three months ended March 31, 2002 from $10.6 million for the three months ended March 31, 2001. The increase is primarily the result due to increases in bad debt expense, related to an $11.0 million increase in reserves against amounts due from service providers on gateway purchases, partially offset by decreased advertising and promotional costs and other implemented cost savings measures.

     Restructuring costs of $2.0 million were incurred in the three months ended March 31, 2002, of which $1.6 million has been paid. The costs consisted of fees to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $1.4 million and fees to the bondholders' legal counsel and financial advisors of $0.7 million; partially offset by interest income earned under Chapter 11 of $0.1 million.

     Depreciation and amortization expenses decreased to $8.3 million for the three months ended March 31, 2002 from $9.8 million for the three months ended March 31, 2001. The decrease is primarily the result of the reduction in the Globalstar System due to failed satellites being written off.

     Interest income decreased to $0.1 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The decrease is the result of lower average cash balances available for investment during 2001 and to a lesser extent, lower interest rates. The decrease is also the result of interest income earned during the Chapter 11 proceeding being offset against restructuring costs.

     Interest expense decreased to $46.5 million for the three months ended March 31, 2002 from $95.7 million for the three months ended March 31, 2001. This decrease was the result of ceasing to accrue interest on pre-petition liabilities as of the Petition Date.

     Preferred dividends accrued decreased to $2.9 million for the three months ended March 31, 2002 from $7.4 million for the three months ended March 31, 2001. The decrease is the result of conversions of the 8% and 9% convertible redeemable preferred partnership interests and the termination of dividend accruals since the Petition Date. None of the distributions accrued during 2001 or 2002 have been paid.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $80.7 million for the first quarter of 2002, compared to $145.5 million in the same quarter in 2001.

     Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements because U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, Globalstar had approximately $46.4 million in cash and cash equivalents on hand. During 2002, Globalstar plans to use available funds to cover its net cash out flow which it expects to include operating costs associated with operating gateways and retail operations in North America and portions of Europe in addition to its traditional wholesale operations.

     The $46.4 million cash on hand at March 31, 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under Chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

     Cash and cash equivalents decreased from $55.6 million on December 31, 2001 to $46.4 million on March 31, 2001, the decrease is primarily the result of cash used to fund net operating losses for the quarter ended March 31, 2002. Globalstar expects its short term cash requirements to increase in the coming quarters as it acquires service provider gateway operations in certain regions.

     As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

GLOBALSTAR FILED FOR BANKRUPTCY PROTECTION ON FEBRUARY 15, 2002; GTL'S EQUITY INTEREST IN GLOBALSTAR WILL LIKELY BE ELIMINATED, OR AT BEST, SEVERELY DILUTED, IN WHICH EVENT IT WILL HAVE LITTLE OR NO VALUE.

     Globalstar and five of its principal creditors have agreed in principle with respect to the terms of a financial restructuring plan. Globalstar filed the resulting "Memorandum of Understanding -- Proposed Restructuring" ("MOU") and associated Plan Support Agreement with the Securities and Exchange Commission on February 19, 2002. The MOU is intended to form the basis for Globalstar's chapter 11 restructuring plan. The plan, subject to creditor and bankruptcy court review and approval, cancels all partnership interests in Globalstar, including those of GTL. The MOU provides for a rights offering for GTL public shareholders providing the option to purchase shares in a reorganized Globalstar subject to certain conditions. There can be no assurance that the final plan of confirmation shall contain such rights offering or any rights offering to GTL shareholders.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     The $46.4 million cash on hand as of March 31, 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 69,000 commercial subscribers by March 31, 2002, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. On February 15, 2002, Globalstar filed its voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. By announcing a financial restructuring and filing for bankruptcy protection, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

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

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs and several are delinquent on their payments to Globalstar. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationship with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar. Elsacom, Globalstar's service provider in Italy, Northern Europe and parts of Eastern Europe, ceased operations of its gateway located in Karkkila, Finland on May 13, 2002. The coverage areas of adjacent gateways will be expanded to cover the region previously served by the Karkkila gateway.

     Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including South Africa, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Neither has Globalstar been able to find purchasers for gateways which were ordered and later cancelled. Globalstar's inability to offer service in these areas ultimately reduces overall demand for its service and undermines its value for potential users who require global service or service in Africa, Southeast Asia, and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another and conclude roaming testing.

     While Globalstar believes that the consolidation of certain service providers with Globalstar will increase operating efficiencies and provide for improved global service coordination, there can be no assurance that such efficiencies will be realized once operations are consolidated. Globalstar has no experience in offering Globalstar services at the retail level and may encounter unforeseen difficulties in assuming retail service provider operations.

GTL MAY BE UNABLE TO FUND MANDATORY REDEMPTION REQUIREMENTS OF 8% AND 9% CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination thereof. Based upon the price of GTL's common stock at March 31, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of March 31, 2002, GTL classified $163,592,000 of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding March 31, 2002 (approximately $0.14). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and 9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

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

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002 and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, three have recovered, with two returned to service and one held as an in plane spare. The fourth satellite, which experienced the most recent anomaly in early April, is still out-of-service undergoing diagnostic testing and recovery operations. This satellite shows signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. The investigation findings remain inconclusive; however, based upon in-flight experience, satellites that experience this degraded behavior appear to be responsive to recovery efforts. Following the two initial anomalies in March 2001, Globalstar has implemented operational safeguards to limit worsening of the anomalous behavior and to accelerate recovery where possible.

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

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and are not expected to be served by existing telecommunications systems. Developing countries are more likely than industrialized countries to experience market, currency and interest fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price and wage, exchange control, tax and social instability, expropriation and other economic, political and diplomatic conditions.

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

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and international regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Vodafone's affiliate, Globalstar Southern Africa, has not received a license from the government although its gateway has been operational for more than two years. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

     In July 2001, the FCC authorized Globalstar, along with seven other applicants, to construct and launch a second generation system in the 2GHz spectrum band. The FCC established construction milestones. Globalstar's failure to meet one or more of these milestones, the first of which occurs on July 17, 2002, could result in cancellation of Globalstar's 2GHz authorization.

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

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have again failed to confirm such health risks. In any event, because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the Federal Communications Commission, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, Globalstar cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers have an employment contract with GTL or Globalstar, except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's Committee of General Partners and chief executive officer of Globalstar and that Mr. Ira E. Goldberg has agreed to serve as the restructuring officer of GTL under terms set out by the Board of Directors of GTL. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during its restructuring period. Globalstar implemented a retention bonus program in 2001 in an effort to retain its executives and key employees and, subject to bankruptcy court approval intends to implement a similar program in 2002. There can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

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

     In order to preserve cash during 2001, Globalstar ceased its payments for services performed by SS/L and QUALCOMM; and is currently overdue on its contractual payment obligations to these vendors. Globalstar and QUALCOMM previously contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract dated March 18, 1994 (the "Development Contract") and contracted for the manufacture, deployment and maintenance of Globalstar Gateways via the Production Gateway Purchase Agreement dated April 30, 1997 (the "Production Agreement"). QUALCOMM terminated the Development Contract and the Production Agreement for non-payment of invoices on November 29, 2001, and on December 20, 2001, respectively. Qualcomm has substantially reduced its staff assigned to Globalstar and is requesting advance payments or deposits for current and future work. Globalstar is currently negotiating a support agreement with QUALCOMM that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will renegotiate the mutually satisfactory terms required to continue QUALCOMM's support to Globalstar's system operations.

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

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2002. Globalstar's other general partner, LQSS, filed for protection under the U.S. Bankruptcy Code on February 15, 2002 and is extremely unlikely to have sufficient funds to pay the portion of Globalstar's recourse debt previously allocated to it. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

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

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's General Partners' Committee. Assuming that the dividend payments remain suspended, dividends will have been accrued and not paid for six consecutive quarters on May 15, 2002 and June 1, 2002 for the 8% preferred stock and the 9% preferred stock, respectively. GTL does not currently plan to reinitiate dividend payments in cash or in stock.

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

GLOBALSTAR IS SUBJECT TO EXPORT REGULATION.

     Globalstar's operations are subject to certain regulations of the U.S. Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the U.S. Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar's operations in a particular country.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002 and December 31, 2001, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $202 million and $201 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2002 and 2001. The long-term obligations carrying value exceeded fair value by $2.9 billion as of March 31, 2002 and December 31, 2001. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $31 million and $30 million as of March 31, 2002 and December 31, 2001, respectively.

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

     During 2001, Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount will become a creditor's claim by Ericsson against Globalstar subject to bankruptcy court approval.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     Exhibit 12     Statement Regarding Computation of Ratios
     Exhibit 99.1   Certification Required by 18 U.S.C. Section 1350
     Exhibit 99.2   Certification Required by 18 U.S.C. Section 1350
     Exhibit 99.3   Certification Required by 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

DATE OF REPORT                                          DESCRIPTION
--------------                                          -----------
February 19, 2002.............  Bankruptcy or Receivership -- Globalstar filed for Chapter
                                11 Protection on February 15, 2002. Other Events -- Loral
                                Space & Communications Ltd. And the Informal Committee of
                                Bondholders reach an agreement on the restructuring of
                                Globalstar.

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

Date: August 12, 2002