Form 10-K
period 2002-12-31
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2003-03-31
CIK 1037927, 933401

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               GLOBALSTAR, L.P.:
                                      NONE

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The registrants are not accelerated filers (as defined in Exchange Act Rule 12b-2).

     Aggregate market value of Globalstar Telecommunications Limited common stock outstanding held by non-affiliates of the registrant as of June 28, 2002 was approximately $6.1 million.

     As of March 17, 2003, there were 113,059,195 shares of Globalstar Telecommunications Limited common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated to permit public equity ownership in Globalstar, L.P. ("Globalstar"). GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. In 1995, GTL completed an initial public offering of 40,000,000 shares of common stock and purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a limited partnership. At December 31, 2002, GTL owned approximately 42.4% of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% convertible redeemable preferred partnership interests ("8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests ("9% RPPIs") of Globalstar.

     GTL does not have any operations, personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Globalstar was founded to design, construct and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to a book value of zero. Accordingly, GTL discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar. Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, the other general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. ("LQSS"), filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to general partners since February 15, 2002. Future funding, if any, or assets of GTL, may be utilized to fund these general partner liabilities.

     In May 2001, NASDAQ determined that GTL no longer met the requirements for listing on The NASDAQ National Market and was therefore subject to delisting from that market. GTL applied to have the listing transferred to The NASDAQ SmallCap Market. This request was granted and the stock began trading on this market June 14, 2001. The NASDAQ SmallCap Market suspended trading on November 14, 2001, as it sought additional information from GTL. Since December 2001, GTL shares have traded on the NASDAQ OTC Bulletin Board under the symbol of GSTRF.OB.

GLOBALSTAR'S RESTRUCTURING

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its
subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. It has been GTL's view that any hope of providing a rights offering or other element of value to its shareholders is enhanced by not filing for bankruptcy at this time. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. (See the discussion of Globalstar's proposed restructuring plan below.) These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in a memorandum of understanding ("MOU") and Plan Support Agreement ("PSA") reached among Loral Space and Communications Ltd. ("Loral"), Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Among other things, the MOU called for the cancellation of all existing partnership interests in Globalstar, but contemplated, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could have given them the option to purchase shares in a newly formed company and successor to Globalstar's business. Because a disclosure statement relating to a plan of reorganization incorporating the terms of the MOU was not approved by the Bankruptcy Court by August 13, 2002, each of Loral and the Official Committee of Unsecured Creditors in Globalstar's Chapter 11 case (the "Creditors' Committee") had the right for 15 days thereafter to terminate the PSA. As permitted by the PSA, on August 21, 2002, the Creditors' Committee advised Loral and Globalstar that it had terminated the PSA as of that date.

     On January 14, 2003, Globalstar and the Creditors' Committee reached an agreement with New Valley Corporation ("New Valley") providing for debtor-in-possession financing (the "New Valley DIP Facility") of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors' Committee informed Globalstar and New Valley that the Creditors' Committee would not support approval of the New Valley investment, but that a consortium including certain individual members of the Creditors' Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley's withdrawal on February 4, 2003.

     On February 14, 2003, Globalstar and the consortium of lenders (the "DIP Lenders") reached agreement on debtor-in-possession financing of $10 million (the "DIP Facility") and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. As a condition to the DIP Lenders obligation to fund draws by Globalstar under the DIP Facility in excess of $2.0 million, among other things (i) Globalstar was required to secure from Loral/QUALCOMM Partnership, L.P. ("LQP") a pledge in favor of the DIP Lenders of LQP's ownership interest in the outstanding stock of L/Q Licensee, Inc. ("L/Q Licensee"), and (ii) Globalstar was required to reach an agreement, satisfactory to the DIP Lenders, with respect to specified matters relating to Loral and certain of its affiliates (the conditions set forth in clauses (i) and (ii) above, collectively, the "Loral Condition"). The Loral Condition was initially required to be satisfied by March 7, 2003, but the DIP Facility was amended to extend the deadline for meeting the Loral Condition to March 21, 2003. The Loral Condition was satisfied prior to the extended deadline (see discussion of Developments Relating to Loral and QUALCOMM below).

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar or the purchase of Globalstar's assets. March 21, 2003 was the deadline set for the submission of investment proposals by the qualified bidders. Globalstar, in consultation with the Creditors' Committee, expects to choose the highest and best investment proposal in early-April and to file a modified plan of reorganization with the Bankruptcy Court shortly thereafter. No assurance can be given as to whether this auction process will ultimately lead to a successful restructuring of Globalstar.

     It is foreseeable that in any financial restructuring, GTL's equity interest, along with the interests of Globalstar's other partners, will be eliminated entirely, or at best, severely diluted.

     The $15.3 million cash on hand at December 31, 2002 and the anticipated revenue from operations are insufficient to fund Globalstar's operations. Globalstar will require additional financing, beyond the $10 million available under the DIP Facility, to sustain its current operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that additional financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain additional financing, it will likely cease to operate.

NEW BUSINESS PLAN AND RELATED TRANSACTIONS

     Globalstar has developed a business plan in connection with its restructuring; the business plan will be an integral part of Globalstar's plan of reorganization. The business plan, which is predicated on an infusion of funds, assumes the consolidation of certain Globalstar service provider operations into a new Globalstar company ("New Globalstar"). Several of the acquisitions contemplated in the business plan were completed during 2001 and 2002. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar System and allowed for increased geographic coverage and pricing coordination in Globalstar's service offerings and pricing. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability.

     In accordance with Globalstar's consolidation strategy, in December 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc ("Vodafone") through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, which closed on December 18, 2001, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. (See the discussion of the settlement with Loral below.) In the second Vodafone transaction, which closed on August 19, 2002, Globalstar acquired the United States and Caribbean service provider and gateway operations from Vodafone at a cost of $1.9 million. Vodafone is exiting the Globalstar business and has transferred its service provider interests in Australia and Mexico to third parties.

     TE.SA.M. provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. TE.SA.M. is in the process of liquidating and has exited the Globalstar business. On July 2, 2002 Globalstar, through Globalstar Corporation, acquired TE.SA.M.'s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.'s interest in Globalstar and TE.SA.M.'s remaining inventory of approximately 15,000 user terminals. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability. Also, Globalstar reimbursed TE.SA.M. for the cost of operating the French gateway from March 1, 2002 through July 1, 2002 at a cost of approximately 400,000 Euros. The French gateway was operational, but was not producing revenues at the time of the purchase. Globalstar has restarted the European business and is earning limited revenue from the French gateway. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have executed letter agreements with Globalstar that define the terms under which they provide Globalstar services.

     On December 30, 2002, the Bankruptcy Court approved a settlement agreement among Globalstar Services Company, Inc. ("GSCI"), Globalstar, Globalstar Vodafone Network Pty Ltd. Australia and Globalstar Australia Pty Ltd. Under this settlement, Globalstar consented to the transfer by Vodafone Satellite Services Limited ("VSSL") to Localstar of the service provider rights in Australia, and Globalstar entered into a new service provider agreement with Localstar. VSSL was the original authorized service provider for Australia and the operator of three gateways in that country. In conjunction with this transaction, VSSL agreed to settle certain pre-petition and post-petition debts with Globalstar. Globalstar received payments totaling $1.7 million from Vodafone in January 2003.

     On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom S.p.A. ("Elsacom") and a gateway asset purchase agreement (collectively, the "Elsacom Settlement") with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom's service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar intends to dismantle the Finland gateway and to place the removable parts, which contain most of the gateway's electronics, in storage for future deployment.

DEVELOPMENTS RELATING TO LORAL AND QUALCOMM

     In order to preserve cash during 2001, Globalstar ceased its payments for services performed by Space Systems/Loral, Inc. ("SS/L") and QUALCOMM Incorporated ("QUALCOMM").

     On March 14, 2003, Loral, the Creditors' Committee and Globalstar signed a term sheet outlining the terms and conditions of a comprehensive settlement of certain contested matters and a release of claims against Loral (the "Loral Settlement"). Also on March 14, 2003, Globalstar and the Creditors' Committee filed a joint motion under Bankruptcy Rule 9019 for an order approving the Loral Settlement with the Bankruptcy Court. The parties agreed to use their reasonable best efforts to execute a definitive agreement based on the term sheet by March 26, 2003.

     The Loral Settlement, which will be effected in connection with Globalstar's restructuring and emergence from bankruptcy, provides the following, among other items: (1) Loral's subsidiary, SS/L, would transfer to Globalstar title "as is" to the eight spare satellites that are currently held in storage by SS/L; (2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to defense and national security agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue the defense and national security business; (3) L/Q Licensee, a subsidiary of LQP, would transfer the Federal Communications Commission license held by it to Globalstar or LQP would transfer operations of L/Q Licensee to Globalstar; (4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from Globalstar Canada Co. ("GCC") to Loral and other financial obligations involving a Russian joint venture would be restructured; (6) Loral's general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract ; (8) Loral's designees would resign from Globalstar's General Partners Committee; and (9) third party claims against Loral, certain Loral affiliates and all six members of Globalstar's General Partners' Committee, as provided in the term sheet, would be released. The motion supporting the Loral Settlement is expected to be heard by the Bankruptcy Court on April 9, 2003.

     Globalstar and QUALCOMM previously contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract dated March 18, 1994 (the "Development Contract") and contracted for the manufacture, deployment and maintenance of Globalstar Gateways via the Production Gateway Purchase Agreement dated April 30, 1997 (the "Production Agreement").

QUALCOMM purported to terminate the Development Contract and the Production Agreement for non-payment of invoices on November 29, 2001 and on December 20, 2001 respectively. Globalstar has been in discussions with QUALCOMM regarding a support agreement that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will renegotiate the mutually satisfactory terms required to secure QUALCOMM's support to Globalstar's system operations.

BUSINESS SEGMENT

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

BUSINESS

OVERVIEW

     Globalstar was founded in 1993 by subsidiaries of Loral Corporation, a predecessor of Loral, and QUALCOMM. Loral is one of the world's leading satellite communications companies with activities in satellite-based communications services and satellite manufacturing. QUALCOMM is the leading developer and supplier of code division multiple access ("CDMA") digital wireless telecommunications technology. Globalstar is a Delaware limited partnership whose managing general partner is LQSS; the general partner of LQSS is LQP, a Delaware limited partnership, the partners of which are subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is Loral General Partner, Inc., a subsidiary of Loral. As of December 31, 2002, Loral owned, directly or indirectly, approximately 38.2% of Globalstar. On February 15, 2002, LQSS, LQP, Loral General Partner, Inc. and another Loral subsidiary that is a general partner of LQP also filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 02-10506, 02-10507, and 02-10508).

     Globalstar owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. Globalstar's worldwide, low-earth orbit ("LEO") satellite-based digital telecommunications system (the "Globalstar System"), which uses QUALCOMM's patented CDMA technology, provides high-quality mobile and fixed telephone service to customers who live, work or travel beyond the reach of adequately developed communications networks.

     The Globalstar System is designed to offer a cost-effective communications solution for areas underserved or unserved by existing telecommunications infrastructures. Globalstar mobile phones are simple to use -- just like ordinary cellular telephones -- and are among the smallest, lightest and least expensive satellite phones currently available. These phones are multimode, functioning as cellular phones where cellular service is available and as satellite phones where cellular service is not available. Globalstar phones provide this multimode capability without separate modules or plug-ins. Globalstar pay phones and fixed wireless phones for business and residential use provide basic telephone service in rural villages and at remote industrial and residential sites.

     Globalstar phones have familiar features such as phone book, voice-mail, short messaging service, asynchronous data service, and, in some service areas, call forwarding and internet services through packet data switching. Globalstar's utilization of QUALCOMM's CDMA technology will enable it to swiftly adopt future improvements as wireless technology evolves. In addition, because the intelligence of the Globalstar System is located on the ground rather than in satellites, future enhancements are easily implemented.

     Globalstar currently provides satellite-based telephony and narrow band data services through 24 gateways. These gateways provide coverage to 133 countries, including all of North America and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, most of the Middle East, Central Asia, China and South Korea. For the year ended December 31, 2002, Globalstar's recorded consolidated revenues of $24.6 million and provided 34.2 million minutes of billable telecommunication services. Globalstar's revenues during 2002 were not sufficient to fund Globalstar's operations.

     In late 2002, Globalstar revised the method used to estimate its global subscribers in order to eliminate roamers from cellular networks being counted as regular customers. At December 31, 2002, Globalstar estimates it had 77,000 subscribers worldwide, which is slightly less than the number of subscribers estimated under the previous method. Using the revised method, the number of subscribers at December 31, 2002 represents an increase of approximately 36% over the December 31, 2001 estimate of 56,800. The subscriber level estimates do not change previously reported results of operations.

SALES AND MARKETING ACTIVITIES

     Globalstar's current marketing program, implemented through its United States, Canadian and French subsidiaries, targets vertical markets and large corporate accounts within vertical markets. New applications, such as simplex data services for asset tracking and telemetry, have enhanced conventional marketing efforts and opened new business opportunities.

     Globalstar's new "bundled" pricing plans in the United States and Canada, first announced in August 2002, have significantly reduced the effective per minute price paid by subscribers. A subscriber can effectively pay as little as $0.17 per minute with a high volume usage plan. These plans are applicable to both voice and data service. Globalstar's preliminary analysis of the results of these plans reveals an increase in usage, growth in the subscriber base and an increase in the monthly average revenue per subscriber since the plans were introduced in North America. Globalstar has encouraged its service providers outside of North America to implement similar "bundled" plans in their service areas.

     Because Globalstar provides services globally, service providers must adapt their marketing efforts to the needs, characteristics and opportunities within each of their targeted markets. They have identified a number of key segments of the addressable marketplace characterized by early expressions of interest in obtaining the service and by the potential for heavy usage of satellite airtime. In addition, Globalstar and its service providers are focused on global accounts that would allow a corporate customer to pay a uniform price for Globalstar services in multiple locations covered by multiple gateways. Key market segments include:

          Government. Globalstar phones and service have been used by United States government agencies in peacekeeping operations in the Balkans, federal accident investigations, public safety and resource management and in emergency search and rescue operations. Globalstar service has been used on United States Coast Guard helicopters, by NASA for sending rocket telemetry test data and for Remote Piloted Vehicle control research for the United States Navy. For the non-military secure communications market, Globalstar has introduced two products: the CopyTele DCS-1200 Desktop/ Handset for voice and data and the CopyTele DCS-1400 miniaturized version for voice only.

          Public Safety. Globalstar has concentrated its marketing efforts on agencies responsible for emergencies such as fire and police departments, hospitals and emergency response teams. These markets will continue to expand in 2003 and additional markets, such as national border patrol and aviation safety, will also be targeted. As an example of Globalstar's public safety efforts, the 2002 Winter Olympic Games required increased levels of security, and over 500 Globalstar phones were provided in support of federal, state and local officials operating in and around Salt Lake City.

          Maritime. Globalstar has extended gateway coverage areas to maritime customers crossing the North Atlantic, as well as those operating in the coastal waters surrounding North America and South America, Europe, northeastern Asia and the Middle East. Fishermen value the attractive price, coverage, security and privacy offered by a Globalstar call versus conventional VHF radio or satellite communications systems. Based on recently collected call usage data, approximately 25% of Globalstar's current traffic volume is generated from maritime usage, and such usage continues to grow.

          Globalstar and Seatel developed the MCM-8, a multi-channel packet data modem capable of 64 kilobits per second ("kbps") in 2001. In 2002, another product, the MCM-3, a 28.8 kbps terminal capable of both voice and data transmission, was launched by WaveCall, a Seatel affiliate.

          Transportation. Long distance drivers have a continuous need to contact dispatchers and destinations, to obtain information on, and react to, changing business demands and weather conditions and simply to stay in touch with their families and friends. In certain countries, trains and buses are being equipped with Globalstar phones to provide communication abilities to their passengers traveling through remote areas.

          Natural Resources. Globalstar has been targeting resource industries, such as oil and gas, mining and forestry, as well as the remote communities serving these industries. Oil and gas exploration customers operating in the Gulf of Mexico, off the coast of Brazil, in the far east of Russia and in the Middle East were early target markets. In 2002, Globalstar introduced new data products targeted at these markets.

          Outdoor Enthusiasts. Globalstar service providers have negotiated agreements with specialist resellers in an effort to make Globalstar phones part of the basic equipment of wilderness guides and outfitters, addressing the growing market for adventure and eco-tourism, as well as the hunting, fishing and mountaineering markets.

          Agribusiness. Large plantations, ranches and other agricultural businesses in countries such as Australia, Brazil and Argentina typically lie beyond the range of current or planned cellular service. Workers at these locations find Globalstar service valuable to coordinate their operations.

          Utilities. Utility companies worldwide need to maintain transmission lines across long distances in territories that are often vast and remote. Globalstar voice and data features support both on-site and remote monitoring of distribution facilities and links. Major utility companies, such as ENEL (Ente Nazionale per l'Energia Elettrica) in Italy, use Globalstar's service for their maintenance staff in remote areas.

          Aeronautical. Globalstar is working with QUALCOMM, Geneva Aviation, Northern Airborne Technologies and ARNAV Systems, Inc. to make 9.6 kbps voice and data products commercially available for installation and use in general aviation aircraft. These products will be capable of providing cockpit and cabin voice and data communication, as well as integrated data services such as weather and graphical flight plan displays.

          Rural Telephony. The use of fixed terminals for rural telephony is an expanding market segment for Globalstar. Initial service was developed through prepaid payphone services in remote villages. Globalstar rural payphone services had been deployed in several countries, predominately in North Africa, South America and Central America. During 2003, Globalstar expects to see these payphone services introduced into Eastern Europe, Russia, Brazil and the Middle East. In March 2003, Globalstar introduced a lower cost fixed terminal designed to penetrate the rural telephony and public safety markets in North America.

          Data. Globalstar has continued deployment of packet and asynchronous data service throughout the world. Asynchronous data services are available on all Globalstar gateways, and packet data is being deployed progressively with commercial service available in North America, Brazil, Peru and Italy. During 2003, subject to QUALCOMM's support and cooperation, Globalstar plans to roll out packet data services in all of its gateways.

          Globalstar has continued its development of the data market and has positioned itself for entry into a number of major segments including fixed asset monitoring, mobile asset tracking and telematics. Globalstar also entered into a development and production agreement for a low speed simplex modem with Aero Astro, an independent development company. This modem, which became commercially available in March 2003, is priced below $100 to value added resellers in large quantities.

THE GLOBALSTAR SYSTEM

     The Globalstar System consists of a satellite constellation, owned by Globalstar, a ground segment known as gateways, currently owned and operated primarily by Globalstar's service providers, and telephones, owned or leased by subscribers.

     The Globalstar space segment consists of:

     - 52 low-earth-orbit satellites, including 44 of which are currently in revenue service, three failed satellites now serving as in-orbit testbeds, one in-plane spare at 1,414km, one in-orbit spare at the 920km phasing orbit, and three satellites that are out of service and undergoing diagnostic testing and recovery operations;

     - Eight additional on-ground spare satellites in storage held by SS/L, seven of which have completed production (see the discussion of the Loral Settlement above); and

     - Two state-of-the art satellite and network operations control centers in California.

     Satellite Constellation. The deployment of six satellites in each of eight orbital planes assures that two to four satellites are visible to each subscriber at all times from any point on the earth's surface, other than the extreme northern and southern latitudes. SS/L's patented system design works with QUALCOMM's CDMA technology to permit dynamic selection of the strongest signal available from all satellites in view, a technique Globalstar refers to as path diversity, resulting in superior call clarity and a low incidence of dropped calls. As the satellites and the user change positions, satellites are added and dropped seamlessly from the call.

     Globalstar's technology design kept the satellites simple, with the intelligence of the system accessible on the ground through the Globalstar gateways and control centers. The Globalstar satellites use a traditional "bent pipe" design, amplifying and reflecting received signals directly back to earth.

     Globalstar's full constellation has been launched and the satellites have, in general, been performing well. However, since mid-March 2001 fifteen satellites experienced anomalous behavior in the S-Band converter. Of these, nine have been recovered and returned to service, three have been declared failed (two of which were replaced by spares), and three are currently out of service and undergoing recovery operations. Although recovery cannot be guaranteed, the recovery period for those satellites returned to service has ranged from two weeks to six months, occurring on average in approximately two months.

     Gateways. Globalstar satellites relay calls to earth through the Globalstar gateways, which in turn connect the calls through the public telephone network or any other wireline or wireless network. Gateways can also be connected to the Internet to permit the transmission of Internet protocol data over the satellites. Gateway facilities include three or four large antennas that send and receive signals to and from the satellites, the sophisticated call processing equipment that connects calls to the local public telephone network or any other wireline or wireless network and the software that implements the Globalstar System's features and supports billing. The gateway equipment located at these facilities, except for "home location registers" and certain other off-the-shelf communications equipment, was designed and manufactured by QUALCOMM and its subcontractors.

     Twenty-six gateways are deployed, all but two of which (the South Africa and Finland gateways) are operational. The gateway deployed in South Africa has not yet received the regulatory approvals necessary for it to become operational, and Elsacom, Globalstar's service provider in Italy, Northern Europe and part of Eastern Europe, ceased operating its gateway in Karkkila, Finland in May 2002. As part of the Elsacom Settlement, Globalstar has retained title to the gateway equipment in Karkkila. (See the discussion of the Elsacom settlement above). Twelve other gateways owned by Globalstar are in storage in California and are available for sale and deployment to unserved areas of the globe.

     Each gateway serves a large geographic area. For example, three gateways together cover the United States and Canada from Anchorage to Florida and San Diego to Newfoundland. The operational gateways provide coverage of approximately 68% of the world's land mass and approximately 18% of the world's bodies of water.

     Telephones. Globalstar mobile phones are like ordinary cellular telephones. They are simple to use and among the smallest, lightest and least expensive satellite phones currently available. These phones are multimode, functioning as satellite phones throughout the Globalstar service network and as cellular phones where cellular service is available. Globalstar phones provide this multimode capability without separate modules or plug-ins. Globalstar pay phones and fixed wireless phones provide basic telephone service for both business and residential use in rural villages and at remote industrial and residential sites as well as for special applications customers requiring back-up communications in an emergency such as the United States Department of Homeland Security.

     Globalstar phones have familiar features such as phone books, voice-mail, short messaging service, asynchronous data service and, in some service areas, call forwarding and Internet services through packet data switching. Globalstar's utilization of QUALCOMM's CDMA digital wireless telecommunications technology will enable it to swiftly adopt future improvements as wireless technology evolves. In addition, because the intelligence of the Globalstar System is located on the ground, future enhancements can be implemented without modification to Globalstar's satellite constellation.

     Two manufacturers, QUALCOMM and Telit Mobile Terminals S.p.A. ("Telit"), produce mobile phones and car kits for Globalstar. QUALCOMM offers a tri-mode unit that works on AMPS (the North American analog cellular standard) and CDMA digital cellular networks, as well as on the Globalstar System. The QUALCOMM phones are packet data-ready. The Telit phones support both the Globalstar System and the digital cellular GSM protocol currently used throughout Europe and in many other countries. QUALCOMM also produces a fixed telephone, called fixed radio access unit or RAU, for business and residential use. These units provide basic telephone service in rural villages, at remote industrial and residential sites and on ships at sea. They may also be installed quickly in any location as backup to existing wireline and wireless systems in case of natural disasters and other emergencies that render such systems inoperable. The RAUs can be configured as pay phones that accept tokens, debit cards and credit cards. Contracts between Ericsson OMC Limited ("Ericsson") and Globalstar that provided for the manufacture and delivery of both mobile and fixed phones were terminated during 2001. However, Globalstar has Ericsson fixed access units in storage that are available for sale.

     Service Providers. In creating the Globalstar System, Globalstar selected strategic partners whose marketing, operating and technical expertise were expected to enhance Globalstar's capabilities. Many of Globalstar's strategic partners are or were also Globalstar service providers. Under Globalstar's agreements with these firms, they received exclusive rights to offer Globalstar service within their assigned territories, with the right to retain their exclusivity as long as they met minimum performance goals. Globalstar acts as a wholesaler of capacity on its space segment to its service providers. In connection with the implementation of its new business plan, Globalstar has consolidated the operations of certain service providers into those of Globalstar. Globalstar intends to restructure its business relationships with the remaining independent service providers. (See the discussion of Globalstar's New Business Plan and Related Transactions above.) Principal features of the new relationships are expected to include the reduction or elimination of exclusive rights and the imposition of consistent global roaming practices.

QUALITY OF SERVICE

     Call success rates for phones used in the system by an experienced operator with a clear view of the sky should exceed 98% based on Globalstar's extensive testing program. The actual average for January 2003 based on call data processed through Globalstar's billing system was 83% for all phone types. In Globalstar's highest traffic gateway, as the call volume has significantly increased, the call success rate has climbed to 90%. Globalstar believes that the lower system average is due to a substantial number of users attempting calls in adverse environments and circumstances. Fixed phones, not unexpectedly, had much higher success rates (average of 92%). An individual phone's actual call success rate is highly dependent upon its use, with variables being the physical surroundings (e.g., the presence of tall buildings or trees), location of the phone in the service area (e.g., a phone on the very edge of a large coverage area, as opposed to closer to the gateway) and operator experience. The system consistently demonstrates excellent voice quality. Single calls lasting more than two days have been made to confirm the effectiveness of the system's soft hand-off from satellite to satellite and the completeness of the satellite coverage.

REGULATION

     United States FCC Regulation. The Globalstar satellite constellation is licensed by the United States Federal Communications Commission (the "FCC") as a mobile satellite service ("MSS").

     Globalstar holds regulatory authorization for two pairs of frequencies on its current system: user links (from the user to the satellites, and vice versa) and feeder links (from the gateways to the satellites, and vice versa). The FCC initially authorized the construction, launch and operation of the Globalstar System on January 31, 1995 and assigned the 1610-1626.5/2483.5-2500 MHz bands of the radio frequency spectrum for the user links. However, the FCC currently restricts operation of the user uplink to the 1610-1621.35 MHz portion of the band. The portion of the band between 1621.35 and 1626.5 MHz is used by the Iridium System in competition with Globalstar. This license (the "FCC Big LEO License") is held by an affiliate of Globalstar, L/Q Licensee, which has agreed to use the FCC Big LEO License exclusively for the benefit of Globalstar. On November 19, 1996, the FCC authorized L/Q Licensee to use feeder link frequencies in the 5091-5250/6875-7055 MHz bands. As part of the Loral Settlement, the FCC Big LEO License or ownership of L/Q Licensee would be assigned to New Globalstar.

     Under the FCC's band plan for MSS in Globalstar's frequency bands, Globalstar must share the frequencies in the United States with other licensed operators of CDMA systems. The FCC initially licensed Odyssey(TM) Mobile Satellite System, MCHI Mobile Communications Holdings, Inc. (Ellipso(TM) Mobile Satellite System) and Constellation Communications Holdings, Inc. to share Globalstar's band. However, each of these three has either turned its license in or had its license revoked by the FCC. On January 30, 2003, the FCC opened a rulemaking proceeding to consider whether the 1610-1626.5 MHz band should be reassigned between Globalstar and Iridium and whether some portion of the 2483.5-2500 MHz band should be assigned to Iridium or to other terrestrial wireless operators. The FCC will also consider whether these "Big LEO" bands should be opened up for new satellite system applications. Globalstar intends to contest any proposed reduction in its spectrum assignment vigorously. However, there can be no assurance that Globalstar will be permitted to retain all of its Big LEO spectrum.

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band, subject to strict milestone requirements. Each applicant received a base allocation of 3.5 MHz of paired spectrum with the opportunity to gain additional spectrum upon launch of its system. Globalstar held this authorization directly. Systems were required to be constructed in compliance with certain milestones, the first of which was executing a non-contingent contract to construct the system by July 17, 2002. Globalstar believes that it met this first milestone by entering into a non-contingent contract with SS/L on July 16, 2002. Globalstar requested the FCC to grant certain waivers of later milestones. On January 30, 2003, the FCC's International Bureau denied Globalstar's waivers and declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC's staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the Bureau's decision pending review.

     The FCC Big LEO License only authorized the construction, launch and operation of the Globalstar System's satellite constellation. Separate authorizations were obtained from the FCC by affiliates of the former AirTouch Satellite Services, later acquired by Vodafone, to operate gateways and Globalstar phones in the United States. These affiliates, Globalstar USA, LLC ("GUSA") and Globalstar Caribbean Ltd., were acquired by a subsidiary of Globalstar as of August 19, 2002, pursuant to an FCC authorization issued on July 2, 2002. These acquisitions, along with the acquisition in December 2001 of Vodafone's interest in the Canadian Globalstar service provider and the acquisition in July 2002 of TE.SA.M.'s French gateway and service provider business, were accomplished in accordance with Globalstar's consolidation strategy discussed above.

     In August 2001, the FCC issued Notices of Proposed Rulemaking in two proceedings that affect (1) the amount of radio frequency spectrum available in the future for MSS providers, including Globalstar, and (2) an MSS licensee's ability to use its spectrum for ancillary terrestrial services ("ATC"). In the first case, terrestrial wireless carriers asserted that they need more spectrum, including the 2GHz band, for their third generation services. On January 30, 2003, the FCC issued decisions in both of these proceedings. In the first, the FCC reassigned 30 MHz of MSS spectrum in the 2 GHz band for terrestrial wireless use. In the second, the FCC allowed all MSS operators, including Globalstar, to offer ATC in their assigned MSS spectrum subject to certain conditions. Assuming that Globalstar succeeds in having its 2 GHz license reinstated, Globalstar does not believe that the reduction in 2 GHz spectrum available for MSS will have a materially adverse effect on Globalstar's future services. Globalstar is currently evaluating whether and how to implement ATC in its Big LEO spectrum; however, no final business decision is expected to be made pending completion of Globalstar's restructuring.

     International Coordination. The Globalstar System operates in frequencies which were allocated on an international basis for MSS user links and MSS feeder links. Globalstar is required to engage in international coordination procedures with other proposed MSS systems under the aegis of the International Telecommunications Union ("ITU"). Globalstar will also be required to coordinate the use of its feeder links and any other foreign system that has similar plans. Both a Russian and a Brazilian LEO MSS system have filed with the ITU their intention to use the same feeder link spectrum as Globalstar. There can be no assurance that such coordination will not adversely affect the use of these bands by Globalstar.

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

     Regulation of Service Providers. In order to operate gateways, including the user uplink frequency, the Globalstar service provider in each country is required to obtain a license from that country's telecommunications authority. In addition, the Globalstar service provider must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. All of the 24 operating Globalstar gateways currently in the field are licensed. A potential Globalstar service provider in South Africa is attempting to secure a license to operate and to reactivate the gateway in that country.

     United States International Traffic in Arms Regulations. The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, associated ground equipment, and technical data. Certain information involved in the performance of Globalstar's operations falls within the scope of these regulations. As a result, Globalstar may have to obtain an export authorization or restrict access to that information by international companies that are Globalstar service providers. Globalstar has received and expects to continue to receive export licenses for its telemetry and control equipment located outside the United States.

     Other Export Regulation. Globalstar's operations are subject to certain regulations of the United States Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones).

RESEARCH AND DEVELOPMENT

     Globalstar's Development Contract with QUALCOMM, which QUALCOMM purported to terminate in November 2001, provided for QUALCOMM to perform certain development tasks related to the Globalstar System. Globalstar performs certain in-house engineering tasks that are classified as development costs. Total development costs incurred for 2002, 2001, and 2000 were $1.9 million, $4.4 million, and $5.3 million, respectively. The lower figures for 2002 and 2001 are attributable to Globalstar's having substantially completed initial development and deployment of the Globalstar System and Globalstar's efforts to contain spending.

PATENTS AND PROPRIETARY RIGHTS

     Globalstar's design and development efforts have yielded 50 patents issued and 27 patents pending in the United States, as well as 32 patents issued and more than 94 patents pending internationally for various aspects of communication satellite system design, implementation and operation. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

INTERNATIONAL OPERATIONS

     Globalstar earns the majority of its revenue from international operations. For 2002, Globalstar earned $6.3 million in U.S. revenue and $18.3 million in international revenue. At December 31, 2002, 2001, and 2000, Globalstar had substantially all of its long-lived assets located in the United States with the exception of its in-orbit satellites, its gateway and back office support systems in France, and support equipment for telemetry and command equipment located in various other countries. Globalstar also owns 50.1% of the Canadian service provider operations based in Ontario, Canada. See "Certain Factors that May Affect Future Results -- Globalstar faces currency risks and special risks by doing business in developing markets" for a discussion of the risks related to operating internationally.

EMPLOYEES

     As of December 31, 2002, Globalstar had 146 full-time employees and 2 part-time employees, none of whom is subject to any collective bargaining agreement. Globalstar considers its employee relations to be satisfactory.

COMPETITION

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured long term contract from the United States Department of Defense. ICO Global Communications (Holdings) Limited ("ICO") has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future.

     Existing MSS systems, including those of Mobile Satellite Ventures (formerly Motient and American Mobile Satellite Corporation) and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. Globalstar warns you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that Globalstar faces, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

GLOBALSTAR FILED FOR BANKRUPTCY PROTECTION ON FEBRUARY 15, 2002; GTL'S EQUITY INTEREST IN GLOBALSTAR WILL LIKELY BE ELIMINATED, OR AT BEST, SEVERELY DILUTED, IN WHICH EVENT IT WILL HAVE LITTLE OR NO VALUE.

     Globalstar and certain of its subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code on February 15, 2002. On February 20, 2003, the Bankruptcy Court approved certain auction procedures intended to enable Globalstar to conclude its search for an investor to fund its restructuring and exit from bankruptcy. However, no assurances can be given as to whether the auction process will ultimately result in a successful reorganization of Globalstar. It is very likely that in any financial restructuring, GTL's equity interest, along with the interests of Globalstar's other partners, would be eliminated.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     The $15.3 million cash on hand at December 31, 2002 and the anticipated revenue from operations are insufficient to fund Globalstar's operations. Globalstar will require additional financing to sustain its current operations until breakeven cash flow is achieved. Globalstar will likely require debtor in possession financing, beyond the $10 million available under the DIP Facility, to sustain its operations through the conclusion of its bankruptcy case. There can be no assurance that a successful restructuring will be completed and that additional financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain additional financing, it will likely cease to operate.

GLOBALSTAR HAS DEFAULTED ON CERTAIN DEBT PAYMENTS.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% RPPIs and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when due, and continuance of such non-payment beyond the applicable grace periods, constitute "events of default" under the terms of each of those debt instruments. Events of default have occurred under Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (collectively, the "Senior Notes").

     In addition, as a result of Globalstar's bankruptcy petition on February 15, 2002, other debt obligations of Globalstar were accelerated and became immediately due and payable. Claims in respect of these obligations are unsecured claims in the bankruptcy proceeding.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are an immature business sector that has not yet achieved commercial success in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 77,000 commercial subscribers by December 31, 2002, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. By announcing a financial restructuring and filing for bankruptcy protection on February 15, 2002, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive.

GLOBALSTAR MAY BE REQUIRED TO WITHHOLD TAX ON INCOME RESULTING FROM THE CANCELLATION OF DEBT.

     Any plan of reorganization would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar expects to enter into an agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar's total withholding obligation on this taxable income will be significantly reduced. However, there can be no assurances such an agreement will be reached. Failure to successfully implement such an agreement or otherwise resolve this tax issue may adversely impact Globalstar's ability to have a plan of reorganization confirmed.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Until relatively recently, Globalstar depended entirely on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar has implemented its consolidation strategy and intends to revise its business relationship with the service providers that are not consolidated. Globalstar believes that the consolidation of certain service providers completed during 2001 and 2002, and the possible consolidation of remaining independent service providers contemplated by Globalstar's new business plan, will increase Globalstar's operating efficiencies and provide for improved global service coordination. Globalstar has limited experience in offering Globalstar services at the retail level and may encounter unforeseen difficulties in assuming retail service provider operations. No assurance can be given that the consolidation strategy will be successful or that such efficiencies will be realized over the longer term.

     Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including South Africa, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Globalstar has also not been able to find purchasers for gateways, which were ordered and later canceled. Globalstar's inability to offer service in these areas ultimately reduces overall demand for its service and undermines its value for potential users who require global service or service in Africa, Southeast Asia and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another and conclude roaming testing.

     While the assets Globalstar acquired from TE.SA.M. in July 2002 are operational, TE.SA.M. ceased operating its billing systems, and, therefore, generating revenue, in Western Europe and Northern Africa in late 2001. Globalstar has recently reinitiated commercial operations of the Western European Globalstar service, including distribution networks, billing and customer care operations. There can be no assurance that TE.SA.M.'s former customers will continue their subscriptions on the Globalstar network or that Globalstar's Western European operations will provide revenue sufficient to cover its cost of operations.

GLOBALSTAR'S CONSOLIDATION OF CERTAIN SERVICE PROVIDERS MIGHT NOT BRING EFFICIENCIES TO OPERATIONS.

     While Globalstar believes that the consolidation of certain service providers with Globalstar will increase operating efficiencies and provide for improved global service coordination, there can be no assurance that such efficiencies will be realized. (See the discussion of Globalstar's New Business Plan and Related Transactions above.)

GLOBALSTAR IS DEPENDENT ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit for the manufacture of GSM dual-mode phones. Ericsson has discontinued manufacturing Globalstar products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with Globalstar. If either does, Globalstar may not be able to find a replacement. Even if Globalstar does find a replacement, there may be a substantial period of time in which its products are not available.

     In late-2001 QUALCOMM purported to terminate its Development Contract with Globalstar. Globalstar has been in discussions with QUALCOMM regarding a follow on agreement that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will successfully negotiate mutually satisfactory terms required to secure QUALCOMM's support to Globalstar's system operations. QUALCOMM has substantially reduced its staff assigned to Globalstar and is requesting advance payments or deposits for current and future work.

     Globalstar is currently experiencing shortages of QUALCOMM car kits and fixed radio access unit or RAU. QUALCOMM has restarted production of these units, but its current production capacity is limited, and components required to build the units as currently designed may not be available for future production. There can be no assurance that Globalstar will have sufficient QUALCOMM car kits and RAU units to meet anticipated demand for those products without incurring substantial redesign and inventory costs.

     Telit is itself restructuring in Italy. There can be no assurance at this time that Telit will continue as a going concern and will continue to manufacture products for the Globalstar System.

     SS/L completed production of seven of the eight spare satellites. All eight are in storage in California. Title to those satellites, which is currently held by SS/L, is expected to be transferred to Globalstar as part of the Loral Settlement discussed above. However, there can be no assurances that the Loral Settlement will ultimately be effected.

GTL WILL LIKELY BE UNABLE TO FUND MANDATORY REDEMPTION REQUIREMENTS OF 8% AND 9% CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     GTL's 8% convertible redeemable preferred stock ("8% Preferred Stock") and 9% convertible redeemable preferred stock ("9% Preferred Stock") have mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination thereof. Based upon the price of GTL's common stock at December 31, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of December 31, 2002, GTL classified $202,865,000 of the 8% and 9% Preferred Stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding December 31, 2002 (approximately $0.06). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% Preferred Stock 9% Preferred Stock outstanding at the time of the redemption. The amount of the 8% Preferred Stock and 9% Preferred Stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

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

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that a court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     The Globalstar System has performed well, in general. The satellites in orbit have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

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

     Since mid-March 2001, fifteen satellites experienced anomalous behavior in the S-Band converter. Of these, nine have been recovered and returned to service, three have been declared failed (two of which were replaced by spares), and three are currently out of service and undergoing recovery operations. Although recovery cannot be guaranteed, the recovery period for those satellites returned to service has ranged from two weeks to six months, occurring on average in approximately two months. If Globalstar is unable to recover those satellites currently undergoing recovery operations or any satellites that experienced anomolous behavior in the future are not recovered, Globalstar's results of operations may be materially adversely affected.

GLOBALSTAR FACES CURRENCY RISKS AND SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS.

     Based on business operations in 2002, in which Globalstar earned about 74% of its revenue internationally, it expects that most of its business in the future will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by international law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it difficult to enforce its rights under these agreements if there is a dispute.

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

     The limited availability of United States currency in some local markets may prevent a service provider from making payments in United States dollars. In addition, exchange rate fluctuations may affect Globalstar's ability to control the prices charged for its services.

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and international regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Vodafone's affiliate, Globalstar Southern Africa, has not received a license from the government although its gateway has been operational for more than three years. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation, in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

     See "BUSINESS, Regulation", above for a general description of Globalstar's regulatory environment and a discussion of certain recent actions by the FCC that could materially impact Globalstar's future operations.

GLOBALSTAR'S 2 GHZ LICENSE MAY BE NULL AND VOID.

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band, subject to strict milestone requirements. Each applicant received a base allocation of 3.5 MHz of paired spectrum with the opportunity to gain additional spectrum upon launch of its system. Globalstar held this authorization directly. Systems were required to be constructed in compliance with certain milestones, the first of which was executing a non-contingent contract to construct the system by July 17, 2002. Globalstar believes that it met this first milestone by entering into a non-contingent contract with SS/L on July 16, 2002. Globalstar requested the FCC to grant certain waivers of later milestones. On January 30, 2003, the FCC's International Bureau denied Globalstar's waivers and declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC's staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the International Bureau's decision pending review. However, there can be no assurance that the FCC will ultimately overturn the International Bureau's decision and reinstate Globalstar's 2GHz license.

     In August 2001, the FCC issued Notices of Proposed Rulemaking in two proceedings that affect (1) the amount of radio frequency spectrum available in the future for MSS, including Globalstar and (2) an MSS licensee's ability to use its spectrum for ATC. In the first case, terrestrial wireless carriers asserted that they need more spectrum, including the 2GHz band for their third generation services. On January 30, 2003, the FCC issued decisions in both of these proceedings. In the first, the FCC reassigned 30 MHz of MSS spectrum in the 2 GHz band for terrestrial wireless use. In the second, the FCC allowed all MSS operators, including Globalstar, to offer ATC in their assigned MSS spectrum subject to certain conditions. Assuming that Globalstar succeeds in having its 2 GHz license reinstated, Globalstar does not believe that the reduction in 2 GHz spectrum available for MSS will have a materially adverse effect on Globalstar's future services. Globalstar is currently evaluating whether and how to implement ATC in its Big LEO spectrum; however, no final business decision will be made pending completion of Globalstar's restructuring.

GLOBALSTAR MAY HAVE ITS BIG LEO SPECTRUM ALLOCATION REDUCED.

     Under the FCC's band plan for MSS in Globalstar's frequency bands, Globalstar must share the frequencies in the United States with other licensed operators of CDMA systems. The FCC initially licensed Odyssey(TM) Mobile Satellite System, MCHI Mobile Communications Holdings, Inc. (Ellipso(TM)

Mobile Satellite System) and Constellation Communications Holdings, Inc. to share Globalstar's band. However, each of these three has either turned its license in or had its license revoked by the FCC. On January 30, 2003, the FCC opened a rulemaking proceeding to consider whether the 1610-1626.5 MHz band should be reallocated between Globalstar and Iridium and whether some portion of the 2483.5-2500 MHz band should be assigned to Iridium or to other terrestrial wireless operators. The FCC will also consider whether these "Big LEO" bands should be opened up for new satellite system applications. Globalstar intends to contest any proposed reduction in its spectrum assignment vigorously. There can be no assurance that Globalstar will be permitted to retain all of its Big LEO spectrum.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET IN THE FUTURE.

     Iridium L.L.C. ("Iridium") has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a long-term contract from the United States Department of Defense. ICO Global Communications has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future.

     Existing MSS systems, including those of Mobile Satellite Ventures (formerly Motient and American Mobile Satellite Corporation) and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

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

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     Globalstar believes that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than Globalstar anticipated; therefore, demand for Globalstar service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar's efforts in 2001 and 2002 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render the Globalstar System obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and Globalstar cannot be certain that these technologies will continue to be available to New Globalstar on a timely basis or on commercially reasonable terms.

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have again failed to confirm such health risks. In any event, because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the FCC, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, Globalstar cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of Globalstar's officers has an employment contract with Globalstar, except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's General Partners' Committee and chief executive officer of Globalstar. In addition, Globalstar does not maintain "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business.

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

     - Globalstar is dependent upon technologies developed by Loral, QUALCOMM and others.

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

     - Certain members of Globalstar's Creditors' Committee have loaned money to Globalstar and have invested, or are considering investing, in service provider operations.

     - On February 25, 2003, the Bankruptcy Court approved a $10 million DIP Facility, which provided interim funding from two of Globalstar's competitors. Affiliates of Iridium and ICO each contributed to the interim financing for Globalstar.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2002. Globalstar's other general partner, LQSS, filed for protection under the Bankruptcy Code on February 15, 2002 and is extremely unlikely to have sufficient funds to pay the portion of Globalstar's recourse debt previously allocated to it. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners.

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

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% Preferred Stock and its 9% Preferred Stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock and/or the 9% Preferred Stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's General Partners' Committee. Dividends have been accrued and not paid for six consecutive quarters on May 15, 2002 and June 1, 2002 for the 8% Preferred Stock and the 9% Preferred Stock, respectively. As of December 31, 2002, these rights have not been exercised.

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

PUBLICLY TRADED SECURITIES ARE SUBJECT TO VOLATILITY OF MARKET VALUES.

     GTL's stock price and the fair value of Globalstar's Senior Notes experienced substantial price volatility in the period before Globalstar announced that it would restructure its debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of its competitors, and political conditions may materially adversely affect the market values of those securities in the future.

GTL IS DEPENDENT UPON PAYMENTS FROM GLOBALSTAR TO MEET ITS OBLIGATIONS.

     Because GTL is a holding company whose only assets are its interests in Globalstar, GTL is dependent upon payments from Globalstar to meet its obligations, including those under its preferred stock. Globalstar has made no such payments, nor is it likely to do so. Further, GTL's rights and the rights of holders of its securities, including the holders of preferred stock, to participate in the distribution of assets upon Globalstar's restructuring will be subject to the prior claims of Globalstar's and GTL's creditors.

GTL HAS NO SOURCE OF FUNDS OTHER THAN THOSE PROVIDED BY GLOBALSTAR.

     GTL is totally dependent on Globalstar for funding of its ongoing operating costs, including legal fees, transfer agent fees, directors fees and its restructuring officer fees. Continued funding from Globalstar is subject to Bankruptcy Court approval and there can be no assurance that future funding of GTL will be authorized.

GLOBALSTAR IS SUBJECT TO EXPORT REGULATION.

     Globalstar's operations are subject to certain regulations of the United States State Department's Office of Defense Trade Controls (i.e., satellites and related technical data), United States Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department's Bureau of Export Administration (i.e., gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar's operations in a particular country.

AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge at http://www.sec.gov once those reports are electronically filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Globalstar currently has a lease covering approximately 106,000 square feet for its headquarters' office space in San Jose, California. This lease expires on December 31, 2008. Globalstar has two options to extend the initial term of this lease for five years each. Globalstar is currently in discussions with the landlord of the office space in San Jose to modify the terms and conditions of the existing lease. Globalstar leases approximately 12,000 square feet for its back-up ground operations control center in El Dorado Hills, California. The lease expires in November 2006 with options to renew for up to an additional six years. In addition, Globalstar Canada Satellite Co. ("GCSC") leases approximately 8,000 square feet for its service provider operations in Ontario, Canada. The lease expires in July 2005.

ITEM 3. LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the "10 3/4% Senior Notes") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes' registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant the Bankruptcy Code.

     On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects and

(b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     During 2001, Ericsson filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount is a creditor's claim by Ericsson against Globalstar.

     On December 5, 2002, StarMD, LLC ("StarMD") filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD "as many telephones as its requests and to provide service to plaintiff's customers . . . ;" (2) in assumpsit, for lost profits "and related revenue" from the sale of "an estimated 10,800 telephones," in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff's efforts in developing a marketing campaign, for damages "in excess of $25,000;" and (4) in trespass, for tortiously interfering with plaintiff's agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The request for dismissal is before the court awaiting decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     GTL's common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol "GSTRF.OB" The following table presents the reported high and low bid quotations of GTL's common stock as reported on The NASDAQ National Market, The NASDAQ SmallCap Market, and the NASDAQ OTC Bulletin Board markets during 2002 and 2001.

                                                       BID QUOTATIONS
                                              --------------------------------
                                                   2002              2001
                                              --------------    --------------
                                              HIGH      LOW     HIGH      LOW
                                              -----    -----    -----    -----
Quarter ended:
  March 31..................................  $0.19    $0.05    $2.28    $0.36
  June 30...................................   0.15     0.06     0.77     0.25
  September 30..............................   0.28     0.06     0.47     0.20
  December 31...............................   0.15     0.01     1.14     0.10

     GTL and Globalstar do not currently anticipate paying any dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution). GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar expects to pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. Globalstar's credit agreements and the indentures related to its Senior Notes restrict, and the DIP Facility eliminates, the ability of Globalstar to pay cash distributions on its ordinary partnership interests. On January 16, 2001, Globalstar and GTL suspended indefinitely dividend payments on their preferred equity interests.

(B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 17, 2003, there were 1,834 holders of record of GTL's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------
                                     2002          2001        2000(1)      1999(2)     1998(3)
                                  -----------   -----------   ----------   ----------   --------
STATEMENT OF OPERATIONS DATA:
Equity in net loss applicable to
  ordinary partnership interests
  of Globalstar, L.P. ..........  $    55,173   $   142,298   $1,667,761   $   81,861   $ 50,561
Equity in net loss applicable to
  preferred partnership
  interests of Globalstar,
  L.P. .........................           --            --      356,944           --         --
Net loss........................       55,173       142,298    2,029,123       32,151     50,561
Net loss applicable to common
  shareholders..................       74,844       168,860    2,059,853       81,861     50,561
Net loss per share -- basic and
  diluted(4)....................         0.66          1.54        20.85         0.99       0.67
CASH FLOW DATA:
Provided by operating
  activities....................           --            --       30,745       22,470         --
Used in investing activities....           --            --      354,326      488,309      1,112
Provided by equity
  transactions..................           --            --      323,581      465,839      1,112
Provided by borrowings..........           --            --           --           --         --
Dividends paid per common
  share.........................           --            --           --           --         --
RATIO OF EARNINGS TO FIXED
  CHARGES.......................          N/A           N/A           1x           1x         1x
Deficiency of earnings to cover
  fixed charges.................       19,671        26,562          N/A          N/A        N/A
                                                           DECEMBER 31,
                                  --------------------------------------------------------------
                                     2002          2001          2000         1999        1998
                                  -----------   -----------   ----------   ----------   --------
BALANCE SHEET DATA:
Investment in Globalstar,
  L.P...........................  $        --   $        --   $       --   $1,034,902   $580,428
Total assets....................           --            --           --    1,034,902    580,428
Convertible redeemable preferred
  stock(4)......................      202,865       220,296           --           --         --
Shareholders' equity
  (deficit).....................   (1,133,216)   (1,075,803)    (686,647)   1,031,579    580,428
Shareholders' equity per common
  share(5)......................       (12.13)       (10.49)       (9.76)        7.46       7.08

---------------

(1) Includes GTL's share of Globalstar's $2.9 billion charge from the impairment of the Globalstar System.

(2) Includes GTL's proportionate share of Globalstar's $29.9 million loss from the write-off of excess launch vehicle deposits.

(3) Includes GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

(4) Certain convertible redeemable preferred stock was classified outside of shareholders' deficit in 2001.

(5) The 2001, 2000 and 1999 balances exclude the redemption value of the 8% Preferred Stock and 9% Preferred Stock.

                                GLOBALSTAR, L.P.
            (IN THOUSANDS, EXCEPT PER PARTNERSHIP INTEREST AMOUNTS)

                                                        YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                         2002(2)      2001      2000(3)     1999(4)    1998(5)
                                         --------   --------   ----------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenue............................  $ 24,639   $  6,404   $    3,650   $     --   $     --
Operating expenses.....................   128,110    205,185    3,476,402    186,505    146,684
Interest income........................       101      4,513       16,490      6,141     17,141
Interest expense.......................    46,523    381,170      329,163         --         --
Net loss applicable to ordinary
  partnership interests................   152,846    602,073    3,816,401    232,584    151,740
Net loss per weighted average ordinary
  partnership interest outstanding --
  basic and diluted....................      2.32       9.26        61.23       3.99       2.69
OTHER DATA:
Deficiency of earnings to cover fixed
  charges(1)...........................   152,846    602,073    3,824,533    466,369    330,475
CASH FLOW DATA:
Used in operating activities...........    38,013    120,448      455,741     56,576     24,958
Used in (provided by) investing
  activities...........................     2,328     (3,909)      95,156    721,733    682,884
Provided by partners' capital
  transactions.........................        --         --      331,275    463,329     14,825
Provided by (used in) other financing
  activities...........................        --     (2,237)     266,348    386,432    287,552

                                                          DECEMBER 31,
                                -----------------------------------------------------------------
                                   2002          2001          2000          1999         1998
                                -----------   -----------   -----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash
  equivalents(6)..............  $    15,284   $    55,625   $   196,849   $  173,921   $   56,739
Globalstar System, net........      198,756       229,774       264,856           --           --
Globalstar System under
  construction................           --            --         1,634    3,181,189    2,302,333
Total assets..................      294,374       456,391       702,276    3,781,459    2,670,025
Vendor financing liability,
  including current portion...           --       869,385       788,423      393,795      371,170
Long-term debt(7).............           --       277,330       262,366    1,799,111    1,396,175
Liabilities subject to
  compromise(8)...............    3,425,921            --            --           --           --
Partners' capital (deficit)...   (3,150,598)   (2,997,753)   (2,395,214)   1,028,329      602,401

---------------

(1) The ratio of earnings to fixed charges is not meaningful, as Globalstar has incurred operating losses.

(2) The results of operations for 2002 include a $18.4 million charge for the launch termination penalty and write off of launch related deposits.

(3) The results of operations for 2000 include a $2.9 billion charge from the impairment of the Globalstar System.

(4) The results of operations for 1999 include a $29.9 million loss from the write-off of excess launch vehicle deposits.

(5) The results of operations for 1998 include a $17.3 million loss from launch failure.

(6) Includes restricted cash of $22.4 million and $46.2 million for 2000 and 1999, respectively, received from service providers for the purchase of gateways.

(7) Reflects the classification of $1.9 billion of Senior Notes and term loans as current obligations in 2000.

(8) All pre-petition liabilities of Globalstar and its debtor subsidiaries constitute unsecured claims and have been classified as liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar filed for bankruptcy protection on February 15, 2002 and GTL's equity interest in Globalstar will likely be eliminated, or at best, severely diluted, in which event it will have little or no value; (ii) Globalstar has limited cash to fund its operations; (iii) Globalstar has defaulted on certain debt payments;
(iv) the rate of growth for the service has not been sufficient to sustain Globalstar's cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) Globalstar's consolidation of certain service providers might not bring efficiencies to operations; (viii) Globalstar is dependent on key vendors;
(ix) GTL will likely be unable to fund mandatory redemption requirements of 8% Preferred Stock 9% Preferred Stock; (x) GTL has been de-listed by The NASDAQ Stock Market; (xi) Lockheed Martin is disputing Globalstar's right to issue it a $150 million note in satisfaction of payments made under a guaranty; (xii) Globalstar's satellites have a limited useful life and may fail prematurely;
(xiii) Globalstar faces currency risks and special risks by doing business in developing markets; (xiv) Globalstar's business is regulated, causing uncertainty and additional costs; (xv) Globalstar's 2 GHz license may be null and void; (xvi) Globalstar may have its Big Leo spectrum allocation reduced;
(xvii) Globalstar faces intense competition from both direct and indirect competitors, and additional direct competitors plan to enter the market in the future; (xviii) technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors; (xix) new technologies and the expansion of land-based systems may reduce demand for Globalstar's service; (xx) Globalstar could face liability based on alleged health risks; (xxi) Globalstar relies on key personnel; (xxii) certain potential conflicts of interest could result in decisions adverse to Globalstar's interests; (xxiii) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xxiv) a change of control of GTL or reduction in GTL's ownership of Globalstar could result in GTL having to pay additional taxes and becoming subject to onerous requirements under the Investment Company Act; (xxv) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL's Board of Directors and to appoint a member to Globalstar's General Partners' Committee; (xxvi) patents held by other firms or individuals may block Globalstar's patents; (xxvii) publicly traded securities are subject to volatility of market values; (xxviii) GTL is dependent upon payments from Globalstar to meet its obligations; (xxix) GTL has no source of funds other than those provided by Globalstar; and (xxx) Globalstar is subject to export regulation. See Certain Factors That May Affect Future Results above.

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court. Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar debt facilities were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. It has been GTL's view that any hope of providing a rights offering or other element of value to its shareholders is enhanced by not filing for bankruptcy at this time. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. (See the discussion of Globalstar's proposed restructuring plan below.) These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     On February 14, 2003, Globalstar and the DIP Lenders reached agreement on debtor-in-possession financing of $10 million and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. As a condition to the DIP Lenders obligation to fund draws by Globalstar under the DIP Facility in excess of $2.0 million, among other things (i) Globalstar was required to secure from LQP a pledge in favor of the DIP Lenders of LQP's ownership interest in the outstanding stock of L/Q Licensee, and (ii) Globalstar was required to reach an agreement, satisfactory to the DIP Lenders, with respect to specified matters relating to Loral and certain of its affiliates (the conditions set forth in clauses (i) and (ii) above, collectively, the "Loral Condition"). The Loral Condition was initially required to be satisfied by March 7, 2003, but the DIP Facility was amended to extend the deadline for meeting the Loral Condition to March 21, 2003. The Loral Condition was satisfied prior to the extended deadline (see discussion of Developments Relating to Loral and QUALCOMM above).

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar or the purchase of Globalstar's assets. March 21, 2003 was the deadline set for the submission of investment proposals by the qualified bidders. Globalstar, in consultation with the Creditors' Committee, expects to choose the highest and best investment proposal in early-April and to file a modified plan of reorganization with the Bankruptcy Court shortly thereafter. No assurance can be given as to whether this auction process will ultimately lead to a successful restructuring of Globalstar.

     Any plan of reorganization is expected to involve the conversion of all outstanding Globalstar debt into equity of New Globalstar. Moreover, it is foreseeable that under any such plan of reorganization, GTL's equity interest, along with the interest of Globalstar's other partners, will be eliminated entirely.

RESULTS OF OPERATIONS

     Globalstar currently provides satellite-based telephony and narrow band data services through 24 gateways. These gateways provide coverage to 133 countries, including all of North America and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, most of the Middle East, Central Asia, China and South Korea. For the year ended December 31, 2002, Globalstar recorded consolidated revenues of $24.6 million and provided

34.2 million minutes of billable telecommunication services as compared to $6.4 million and 23.9 million minutes for the year ended December 31, 2001. As of December 31, 2002, approximately 77,000 commercial subscribers were using the Globalstar System. Globalstar's revenues during 2002 were not sufficient to fund Globalstar's operations.

     Globalstar's revenues have increased significantly during 2002, primarily through its acquisitions of GUSA and the majority interest in GCSC. The distribution of Globalstar's 2002, 2001 and 2000 revenue by subsidiary and affiliated companies is as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2002     2001(1)    2000(1)
                                                           -------   --------   --------
Wholesale -- revenue Globalstar, L.P. ...................  $ 5,776    $5,994     $3,650
Service provider revenue:
  Canada -- Globalstar Canada Satellite Co. .............   15,916       410         --
  United States -- Globalstar USA, LLC...................    6,732        --         --
  Europe -- Globalstar Europe Satellite Services,
     Ltd. ...............................................       72        --         --
Eliminations.............................................   (3,857)       --         --
                                                           -------    ------     ------
     Total revenue.......................................  $24,639    $6,404     $3,650
                                                           =======    ======     ======

---------------

(1) Includes $0.1 million and $1.5 million of royalty income for 2001 and 2000, respectively. There was no royalty revenue in 2002.

  2002 Compared with 2001

     Globalstar, L.P. owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers. During 2002, Globalstar, L.P. recognized total revenue of $5.8 million, consisting of $5.4 million of service revenue and $0.4 million related to the sale of subscriber equipment and spare parts, compared with total revenue of $6.0 million, consisting of $5.9 million of service revenue and $0.1 million of royalty income, for 2001. The decrease in service revenue is due to revenue not being recognized in regions where service provider collections are not certain and is partially offset by increased minute volume. The Globalstar System's call minute volume increased to 34.2 million billable minutes during 2002 from 23.9 million for 2001.

     On December 18, 2001, Globalstar acquired an indirect 50.1% interest in GCSC, Globalstar's Canadian service provider. During 2002, GCSC and its affiliates recognized total revenue of $15.9 million, consisting of $10.2 million of service revenue and $5.7 million of subscriber equipment sales, compared to $0.4 million, consisting of $0.2 million of service revenue and $0.2 million of subscriber equipment sales, for 2001. Because Globalstar acquired the majority interest in GCSC in December 2001, Globalstar earned only very limited revenue related to its investment in GCSC during 2001.

     GUSA is the Globalstar service provider in the United States and the Caribbean. GUSA and Globalstar Caribbean Ltd., which holds the Caribbean gateway license, were acquired by a wholly-owned non-debtor subsidiary of Globalstar, L.P. on August 19, 2002. From August 19, 2002 through December 31, 2002, GUSA recognized total revenue of $6.7 million, consisting of $3.6 million of service revenue and $3.1 million of subscriber equipment sales. Globalstar did not earn any revenue related to GUSA in 2001.

     Globalstar Europe Satellite Services, Ltd. ("GESS") was formed in July 2002 by Globalstar to restart the commercial Globalstar operations in western Europe and North Africa. From July 2, 2002 through December 31, 2002, GESS recognized service revenue of $0.1 million. Globalstar did not earn any revenue related to GESS in 2001.

     Globalstar eliminates revenues recorded on sales between subsidiary companies and between the parent and subsidiaries. During 2002, $3.9 million of revenues were eliminated, consisting primarily of wholesale airtime sales from Globalstar, L.P. to GCSC, GUSA, and GESS of $2.2 million, subscriber equipment sales between GUSA and GCSC of $1.4 million, and other eliminations of $0.3 million. No such eliminations were recorded in 2001 due to the timing of the GCSC, GUSA and GESS transactions.

     On a consolidated basis, Globalstar recorded subscriber equipment revenue of $7.5 million and $0.2 million in 2002 and 2001, respectively. In order to facilitate service demand, Globalstar typically sells subscriber equipment at or near its cost. Globalstar's cost of subscriber equipment sold was $5.7 million and $0.1 million for 2002 and 2001, respectively. No subscriber equipment revenue or cost of subscriber equipment sold was recorded until December 2001, when Globalstar acquired the majority interest in GCSC.

     For 2002, operations expenses were $26.4 million as compared to $56.1 million for 2001. The decline is primarily the result of reduced development costs incurred under Globalstar's development contract with QUALCOMM. Costs incurred under the QUALCOMM development contract were $23.2 million during 2001 and there were no costs incurred during 2002. The balance of the decrease in operations expense is the result of cost saving measures implemented during 2001, partially offset by $10.1 million of operations costs incurred by GCSC, GUSA, and GESS during 2002.

     Marketing, general and administrative expenses decreased to $39.1 million in 2002 from $101.4 million in 2001. The decline is primarily related to reductions in promotional activities and cost savings measures implemented in 2001. Marketing, general and administrative expenses in 2001 included a $35 million accrual related to the Ericsson arbitration proceeding and $6.1 million in equipment write-offs. Additionally, 2001 included $20.7 million of net bad debt expense related to the sale of Globalstar gateways, versus $9.2 million incurred in 2002. Exclusive of nonrecurring costs, bad debt expense related to gateways and costs associated with recently acquired service provider operations, expenses declined from $39.7 million in 2001 to $17.1 million in 2002. The decrease is partially offset by $12.2 million of additional costs related to the acquisitions of GCSC, GUSA and the start up of the GESS operations.

     Restructuring and reorganization costs of $7.7 million were incurred in 2002, compared to $12.0 million in 2001. In 2002, these costs were primarily fees to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $5.4 million, fees to the creditors' legal counsel and financial advisors of $2.3 million, and employee separation costs of $0.2 million. Other restructuring costs of $0.1 million, net of interest earned, were paid in 2002. These costs are partially offset by interest income earned during Globalstar's Chapter 11 case of $0.3 million. Restructuring and reorganization costs in 2002 decreased by $4.3 million from 2001 primarily due to employee separation costs paid in 2001.

     Launch termination costs for 2002 were $18.4 million. Globalstar recorded $17.2 million in launch termination costs when SS/L terminated the Globalstar satellite launches on October 31, 2002. Globalstar believes that this termination liability will not be classified as an administrative claim in its bankruptcy case, and has recorded the liability as a pre-petition liability subject to compromise. Also, Globalstar wrote off a deposit of $1.2 million associated with the future satellite launches. There was no launch termination expense in 2001.

     Depreciation and amortization was $30.9 million and $35.6 million for 2002 and 2001, respectively. The decrease is primarily the result of the reduction in the Globalstar System due to the failed satellites being written off and minimal capital investments in 2002.

     Interest income earned subsequent to the filing of the bankruptcy case on February 15, 2002 (the "Petition Date") is accounted for as an offset to restructuring costs. Consequently, only $0.1 million was recorded as interest income in 2002, prior to the Petition Date. Interest income earned in 2001 was $4.5 million.

     Globalstar ceased recognizing interest expense on pre-petition debts on the Petition Date. Interest expense recorded from the beginning of the year through the Petition Date was $46.5 million in 2002. Interest expense of $381.2 million was recorded 2001.

     The accrual of preferred dividends on the 8% RPPIs and 9% RPPIs ceased on the Petition Date. Preferred dividends accrued from the beginning of the year through the Petition Date were $2.9 million in 2002 and preferred dividends accrued in 2001 were $26.6 million. The decrease is primarily the result of the change in accounting practice as well as conversions of portions of the 8% RPPIs and 9% RPPIs. None of the distributions accrued during 2001 or 2002 have been paid.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $152.8 million for 2002, compared to $602.7 million in 2001.

     Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Globalstar's corporate subsidiaries will provide for a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. As of December 31, 2002, Globalstar's corporate subsidiaries had gross deferred tax assets of approximately $6.2 million. A valuation reserve has been set up to reserve 100% of the deferred tax assets due to concerns about the ability of Globalstar to generate sufficient income to be able to utilize the assets.

  2001 Compared with 2000

     For 2001, Globalstar recognized consolidated service revenue of $6.2 million compared to $2.2 million in 2000. The increase in service revenue over the previous year is due to the increased usage of the Globalstar System as Globalstar's market penetration increased from approximately 31,000 subscribers globally on December 31, 2000 to 66,000 subscribers on December 31, 2001. Subscriber equipment revenue of $152,000 was recorded during the portion of December 2001 that Globalstar owned a majority interest in the Canadian service provider; no such revenue was generated in 2000. Royalty income decreased from $1.4 million in 2000 to $57,000 in 2001 as equipment sales channels filled to capacity. During 2001, Globalstar recognized total revenue of $6.4 million, an increase of $2.7 million over the 2000 total revenue of $ 3.7 million.

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

     During 2001, Globalstar incurred $12 million in restructuring costs. Globalstar's restructuring costs included employee separation costs, the cost of financial advisors and legal counsel to both Globalstar and its informal committee of bondholders and other costs associated with Globalstar's financial restructuring. Employee separation costs relate to a reduction in workforce from approximately 439 full-time employees at the beginning of 2001 to 146 full-time employees and 2 part-time employees on December 31, 2002.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $602 million for 2001, compared to $3.8 billion in 2000.

     Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Globalstar's corporate subsidiaries will provide for a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. As of December 31, 2001, Globalstar's corporate subsidiaries had gross deferred tax assets of approximately $0.8 million. A valuation reserve has been set up to reserve 100% of the deferred tax assets due to concerns about the ability of Globalstar to generate sufficient income to be able to utilize the assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, Globalstar had approximately $15.3 million in cash and cash equivalents on hand, including $2.8 million held by GCSC. During 2003, Globalstar plans to use its available funds to cover its net cash out flow, which it expects to include costs associated with operating its satellite constellation, operating gateways, and providing retail services in North America and portions of Europe.

     The $15.3 million cash on hand at December 31, 2002 and the anticipated revenue from operations are insufficient to fund Globalstar's operations. Globalstar will require additional financing, beyond the $10 million available under the DIP Facility, to sustain its current operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that additional financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain additional financing, it will likely cease to operate.

     Cash and cash equivalents decreased from $55.6 million on December 31, 2001 to $15.3 million on December 31, 2002. The decrease is primarily the result of cash used to fund operations for the year ended December 31, 2002.

     As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. Globalstar is not authorized to pay any pre-petition liabilities without Bankruptcy Court approval.

CAPITAL EXPENDITURE REQUIREMENTS

     Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2002, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Seven of the eight have been completed, and all eight are in storage in California. Title to those satellites, which is currently held by SS/L, is expected to be transferred to Globalstar as part of the Loral Settlement discussed above. However, there can be no assurance that the Loral Settlement will be effected. (See discussion of Developments Relating to Loral and QUALCOMM above.)

     In 1998, Globalstar secured twelve-month call-up orders for two additional Delta launch vehicles from SS/L for the purpose of launching spare satellites. The call-up date for Delta 8 was September 8, 2002, and the call-up date for Delta 9 was March 31, 2002. During 2002, Globalstar sought and received several no-cost month-to-month deferrals of the call-up deadline for Delta 9. In October 2002, the launch contractor declined to grant additional no-cost extensions. Globalstar determined that it would be more advantageous to terminate the launches than to begin to make the required progress payments and requested SS/L to terminate the launches if further no cost extensions could not be secured. Consequently, SS/L terminated the Globalstar Delta 8 and 9 launches on October 31, 2002.

     In early 2003, GCSC contracted with QUALCOMM for the manufacture and delivery of 2,000 fixed units and 5,000 car kits to be sold in the United States and Canada. The units are scheduled for delivery beginning in March 2003 and ending in March 2004. The contract values total $5.8 million.

COMMITMENTS AND CONTINGENCIES

     There are pending legal proceedings involving GTL and Globalstar and the outcome of such proceedings is uncertain. For information concerning such proceedings, see "Item 3 Legal Proceedings" above. Such information is incorporated in this Item 7 by reference.

     Any plan of reorganization would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar expects to enter into an agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar's total withholding obligation on this taxable income will be significantly reduced. However, there can be no assurances such an agreement will be reached.

     At the time of their respective acquisitions both GCSC and GUSA were offering service guarantees to portions of their customer base, under which certain customers are entitled to cash compensation in the event that Globalstar services do not remain active and available to them for at least one year after initial activation. Globalstar has assumed these guarantees since the acquisition and is continuing them only when necessary for certain accounts. As of December 31, 2002, Globalstar has maximum contingent obligations with respect to these service guarantees of approximately $3.1 million, that would come due in the event that Globalstar services were discontinued in Canada or the United States.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA Globalstar Limited Partner, Inc. ("DASA") and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise as of December 31, 2002 and notes payable and notes payable to affiliates as of December 31, 2001.

     Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements. The notes are an unsecured claim in Globalstar's bankruptcy case.

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

     On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon the successful reorganization of Globalstar. Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of New Globalstar.

     Globalstar's satellites have a limited useful like and may fail prematurely. Since mid-March 2001, fifteen satellites in the Globalstar System experienced anomalous behavior in the S-Band converter. Of these, nine have been returned to service, three have been declared failed (two of which were replaced by spares), and three are currently out of service undergoing recovery operations. Although recovery cannot be guaranteed, the recovery period for those satellites returned to service has ranged from two weeks to six months, occurring on average in approximately two months. If Globalstar is unable to recover those satellites currently undergoing recovery operations or any satellites that experience anomalous behavior in the future are not recovered, Globalstar's results of operations may be materially adversely affected.

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

ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. Globalstar will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. Globalstar does not expect that the adoption of FIN No. 45 will have an effect on its consolidated financial statements. Globalstar will adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002.

     In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material effect on Globalstar's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Globalstar adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses reported for the period. Actual results could differ from estimates.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2002. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, LQSS, the other general partner of Globalstar filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all loses related to debt that is recourse the general partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $880.8 million.

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

     Since the Petition Date, Globalstar's consolidated financial statements have been prepared in compliance with Statement of Position ("SOP 90-7") on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the American Institute of Certified Public Accountants. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been fixed by the Bankruptcy Court. Debt obligations have not been adjusted to reorganization values since the Bankruptcy Court has not yet confirmed a plan of reorganization. Management expects that the allowed claims will be established near the date that a final plan of reorganization is confirmed by the Bankruptcy Court and pre-petition liabilities will be adjusted as the claims are resolved.

     Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors, among others, raise substantial doubt about GTL's ability to function as a going concern.

     Inventory consists of fixed and mobile user terminals, accessories and gateway spare parts that are held for sale. Inventory is stated at lower of cost or market. Cost is computed using a standard cost, which approximates actual cost on a first-in, first-out basis. Inventory write-downs are based on management's best estimates as they relate to excess and obsolescence. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

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

     Long term assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of December 31, 2002, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of December 31, 2002, Globalstar has reserved $18.9 million of the production gateway receivables.

RELATED PARTY DISCLOSURES

     Globalstar has a number of transactions with its affiliates. Such transactions have been negotiated on an arms-length basis and Globalstar believes that the arrangements are no less favorable to Globalstar than could be obtained from unaffiliated parties. The following describes these related-party transactions.

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, LQSS. The general partner of LQSS is LQP, a Delaware limited partnership comprised of subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 2002, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of GTL outstanding common stock.

     In order to accelerate the deployment of gateways around the world, Globalstar agreed to help service providers finance approximately $80 million of the cost of the initial gateways. Globalstar entered into an agreement with QUALCOMM for the manufacturing, deployment and maintenance of Globalstar gateways. Globalstar, in turn, invoiced the service providers for the contract costs plus a markup. As of December 31, 2002, the collection of $35.2 million of service provider gateway purchase receivables, which are secured by gateway assets, are deferred indefinitely, as well as $2.8 million of interest. Globalstar forgave the debt due from TE.SA.M. from its five gateways in connection with the July 2, 2002, transaction and settlement described above. (See discussion of New Business Plan and Related Transactions above.) Currently due under the production gateway purchase agreement are $4.1 million of gateway operational costs. The collection of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar will retain title to these gateways, subject to local restrictions. As of December 31, 2002, Globalstar has classified the production gateway purchase receivables as long-term assets and provided an allowance for doubtful collection of $18.9 million.

     Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2002, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. SS/L has not terminated its satellite contract with Globalstar and has completed seven of the eight spare satellites. All eight are in storage in the California. Title to those satellites, which is currently held by SS/L, is expected to be transferred to Globalstar as part of the Loral Settlement discussed below. However, there can be no assurance that the Loral Settlement will be effected.

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band, subject to strict milestone requirements. Globalstar entered into a non-contingent contract with SS/L on July 16, 2002. On January 30, 2003, the FCC's International Bureau declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC's staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the Bureau's decision pending review. On January 31, 2003, Globalstar instructed SS/L to stop work on the contract and requested repayment of the balance of that had not been spent. Loral is expected to repay this balance in connection with the Loral Settlement discussed below. However, there can be no assurances that the Loral Settlement will be effected.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest) with QUALCOMM that replaced the previous arrangement. As of December 31, 2002, $623.3 million was outstanding under this facility (including $123.3 million of accrued interest). This liability, including accrued interest through the Petition Date, has been included in liabilities subject to compromise. In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. The warrants are vested and will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements. However, in light of Globalstar's Chapter 11 petition, these warrants are likely to be of little or no value.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations. Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing was accelerated and became immediately due and payable. The vendor financing is an unsecured claim in Globalstar's bankruptcy case.

     SS/L provided $344 million of billings deferred under its construction contracts with Globalstar, which included $120 million of orbital incentives. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2002, seven of the eight replacement satellites were placed in storage and payments became due. No payments were made in 2002, and interest accrued on the remaining 50% through the Petition Date. Total accrued interest on the orbitals as of December 31, 2002 was $237,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 15, 2001. Penalty fees were accrued at LIBOR plus 3%, through the Petition Date, and total accrued penalties as of December 31, 2002 were $1.2 million. Interest was being accrued at LIBOR plus 3%, through the Petition Date, and total accrued interest as of December 31, 2002 was $53.7 million. All of the construction contract amounts owed to SS/L have been included in liabilities subject to compromise. The amounts are unsecured claims in Globalstar's bankruptcy case. Claims of Loral and its affiliates are expected to be resolved as part of the Loral Settlement discussed below. However, there can be no assurances that the Loral Settlement will be effected.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                  POST PETITION   PRE-PETITION
                                                  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                      2002            2002           2001
                                                  -------------   ------------   ------------
SS/L............................................     $  409         $278,364       $259,098
Loral...........................................        277              981            961
QUALCOMM........................................         --          637,755        629,139
GCC.............................................      6,770               --          6,199
Other affiliates................................        289            3,249          9,099
                                                     ------         --------       --------
                                                     $7,745         $920,349       $904,496
                                                     ======         ========       ========

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin, QUALCOMM, DASA and SS/ L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise as of December 31, 2002 and notes payable and notes payable to affiliates as of December 31, 2001.

     Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements. The notes are an unsecured claim in Globalstar's bankruptcy case.

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

     Prior to filing Chapter 11, in 2001 $5.0 million of the notes payable to affiliates (Loral) were offset with various receivables from Globalstar.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2002, all amounts under the $500 million credit agreement were drawn. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the LIBOR for periods of one to six months. The claims of the Loral subsidiary, in respect of this credit agreement constitute unsecured claims in Globalstar's bankruptcy case.

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

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 60,000 options were exercised in 2000, and expire 12 years from date of grant. In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.34 and $12.50, below market price on the grant date. These options vest over a three year period and expire 10 years from date of grant; 40,000 options were exercised in 1999 and no options were cancelled during 2002, 2001 and 2000. Loral granted options of Loral common stock to certain officers and employees of Globalstar as follows: April 1996, 94,000 shares at $10.50 per share, of which 13,200 shares were exercised in 1998 and 1997; April 1997, 5,000 shares at $13.75 per share, of which 1,000 shares were exercised and 4,000 shares were cancelled in 1998; February 1998, 2,000 shares at $24.44 per share; October 1998, 600 shares at $13.50 per share; and December 16, 1999, 30,000 shares at $16.00 per share. In light of Globalstar's planned restructuring, these options are likely to be of little or no value.

     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L. If the Loral Settlement is effected, then these mutual promises would be cancelled with the underlying satellite contract.

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

     QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and Globalstar does not expect any other vendor to manufacture gateways. QUALCOMM granted a license to manufacture Globalstar user terminals to Ericsson and Telit and also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers. However, these rights were granted under the Development Contract, which QUALCOMM has purported to terminate.

     Subsidiaries of Loral have formed joint ventures with partners that have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. In December 2001, a subsidiary of Globalstar acquired a majority interest in the Canadian service provider business. As a result of this transaction, Globalstar and Loral are now partners in the Canadian joint venture. Because of the consolidation, all transactions between Globalstar and GCSC are eliminated in Globalstar's consolidated financial statements. Founding service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     In December 2001, a subsidiary of Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc., a Delaware corporation, for $100, plus acquisition costs of $258,000. Globalstar has renamed the company Globalstar Satellite Services, Inc. ("GSSI"). GSSI indirectly owns the majority interest in GCSC, a Nova Scotia corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now a shareholder with Loral in GCSC, the Canadian service provider. The acquisition has brought additional efficiencies to the operation of the Globalstar network and allowed for increased coordination in the Globalstar service offerings and pricing. Loral's interest in GCSC is expected to be transferred to Globalstar as part of the Loral Settlement discussed below. However, there can be no assurances that the Loral Settlement will be effected.

     On March 14, 2003, Loral, the Creditors' Committee and Globalstar signed a term sheet outlining to the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims against Loral (the "Loral Settlement"). Also on March 14, 2003, Globalstar and the Creditors' Committee filed a joint motion under Bankruptcy Rule 9019 for an order approving the Loral Settlement with the Bankruptcy Court. The parties agreed to use their reasonable best efforts to execute a definitive agreement based on the term sheet by March 26, 2003. The Loral Settlement, which will be effected in connection with Globalstar's restructuring and emergence from bankruptcy, provides the following, among other items: (1) SS/L would transfer to Globalstar title "as is" to the eight spare satellites that are currently held in storage by SS/L; (2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to defense and national security agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue the defense and national security business; (3) L/Q Licensee would transfer the Federal Communications Commission license held by it to Globalstar or LQP would transfer operations of L/Q Licensee to Globalstar; (4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from GCC to Loral and other financial obligations involving a Russian joint venture would be restructured; (6) Loral's general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract; (8) Loral's designees would resign from Globalstar's General Partners Committee; and (9) third party claims against Loral, certain Loral affiliates and all six members of Globalstar's General Partners' Committee, as provided in the term sheet, would be released. The motion supporting the Loral Settlement is expected to be heard by the Bankruptcy Court on April 9, 2003.

     On July 2, 2002, Globalstar closed a transaction with TE.SA.M. under which a subsidiary of Globalstar acquired TE.SA.M.'s French gateway, back office assets, inventory and TE.SA.M.'s limited partnership interests. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability.

     On December 30, 2002, the Bankruptcy Court approved a settlement agreement among GSCI, Globalstar, Globalstar Vodafone Network Pty Ltd. Australia and Globalstar Australia Pty Ltd. Under this settlement, Globalstar consented to the transfer by VSSL to Localstar of the service provider rights in Australia, and Globalstar entered into a new service provider agreement with Localstar. VSSL was the original authorized service provider for Australia and the operator of three gateways in that country. In conjunction with this transaction, VSSL agreed to settle certain pre-petition and post-petition debts with Globalstar. Globalstar received payments totaling $1.7 million from Vodafone in January 2003.

     On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom and a gateway asset purchase agreement with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom's service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar intends to dismantle the Finland gateway and to place the removable parts, which contain most of the gateway's electronics, in storage for future deployment.

     Globalstar has entered into various agreements with other service providers and gateway operators to provide and receive various services related to the Globalstar business. Currently, Globalstar is providing retail billing support to its service providers in Mexico and Brazil, on a cost reimbursable basis. Additionally, Globalstar has agreements in place to provide, also on cost reimbursable basis, certain information technology and telecommunications network related support to GCC, in which it holds a minority interest. Also, GCC bills Globalstar for the monitoring of gateways in the United States, Canada, and France. In addition, Globalstar is billed for all costs related to the operations of the gateways located in Canada, as cost recovery mechanism for GCC. Globalstar also net settles with other service providers roaming charges that arise from subscribers using gateways other then their home gateway to complete calls on the Globalstar System.

     Globalstar's limited partnership agreement provides that, LQP, the general partner of LQSS, would receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately would receive 80% and 20% of such distribution, respectively. As of December 31, 2002, the managing partner's allocation of $167,000 has been deferred and $108,000 is an unsecured claim in Globalstar's bankruptcy case.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS DISCLOSURE

     As of December 31, 2002, Globalstar had various contractual obligations and commercial commitments, which are more fully disclosed in the notes to Globalstar's consolidated financial statements. Commercial commitments are items that Globalstar could be obligated to pay in the future that are not included in Globalstar's consolidated balance sheet. The following table discloses aggregate information about Globalstar's contractual obligations and commercial commitments and the periods in which payment are due (in thousands):

                                                                                  PAYMENTS DUE BY PERIOD
                                                                    --------------------------------------------------
CONTRACTUAL OBLIGATIONS AND                      TOTAL INCLUDING                                                AFTER
COMMERCIAL COMMITMENTS                           ACCRUED INTEREST   LESS THAN 1 YEAR   1-3 YEARS   4-5 YEARS   5 YEARS
---------------------------                      ----------------   ----------------   ---------   ---------   -------
CONTRACTUAL OBLIGATIONS
Accounts payable...............................     $    2,522         $    2,522       $   --      $   --     $   --
Payable to affiliates..........................          7,745              7,745           --          --         --
Accrued expenses...............................          6,419              6,419           --          --         --
Deferred revenue...............................          2,365              2,365           --          --         --
                                                    ----------         ----------       ------      ------     ------
Total Contractual Obligations..................     $   19,051         $   19,051       $   --      $   --     $   --
                                                    ==========         ==========       ======      ======     ======
LIABILITIES SUBJECT TO COMPROMISE..............     $3,425,921         $3,425,921       $   --      $   --     $   --
                                                    ==========         ==========       ======      ======     ======
COMMERCIAL COMMITMENTS
Operating leases...............................     $   19,680         $    3,235       $6,574      $6,548     $3,323
QUALCOMM inventory purchase commitment(1)......          5,786              5,522          264          --         --
                                                    ----------         ----------       ------      ------     ------
Total Commercial Commitments...................     $   25,466         $    8,757       $6,838      $6,548     $3,323
                                                    ==========         ==========       ======      ======     ======

---------------
(1) In 2003, GCSC contracted with QUALCOMM for the manufacture and delivery of 2,000 fixed units and 5,000 car kits.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2002 and 2001, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $124 million and $201 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the Senior Notes for 2002 and 2001. The long-term obligations carrying value exceeded fair value by $3.0 billion and $2.9 billion as of December 31, 2002 and 2001, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $31 million and $30 million for 2002 and 2001, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

     The following sets forth information concerning GTL's directors as of March 17, 2003.


    Douglas G. Dwyre
                Age:    70
     Director Since:    1999
Business Experience:    Mr. Dwyre was President of Globalstar, L.P. from March 1994 until his retirement in March 1999. He also served as Senior
                        Vice President of Globalstar Telecommunications Limited from
                        May 1996 to March 1999.
 Sir Ronald Grierson
                Age:    81
     Director Since:    1996
Business Experience:    Sir Ronald is a member of the General Partners' Committee of
                        Globalstar. In addition, Sir Ronald is the Chairman of the
                        European Advisory Board of The Blackstone Group, which was previously retained by Globalstar, L.P. as a financial
                        advisor. He is the retired Vice-Chairman of General Electric
                        Company plc.
Other Directorships:    Chime Communications plc, Etam Development S.A. and
                        Safic-Alcan S.A. Retired director of Daily Mail and General
                        Trust plc.

       E. John Peett
                Age:    67
     Director Since:    1994
Business Experience:    Mr. Peett was a founder and Executive Director of Vodafone
                        Group Plc. until his retirement in October 1997.
Other Directorships:    Chairman of Cambridge Positioning Systems Limited and
                        Vice-Chairman of PNC Telecom Plc.

  Michael B. Targoff
                Age:    58
     Director Since:    1994
Business Experience:    Mr. Targoff is Founder and Chief Executive Officer of
                        Michael B. Targoff & Co. Prior to that, he was President of
                        Globalstar Telecommunications Limited and Chief Operating
                        Officer of Globalstar, L.P. from May 1996 to January 1998.
                        From April 1996 to January 1998, Mr. Targoff was President
                        and Chief Operating Officer of Loral Space & Communications
                        Ltd. Prior to that time, he served as Senior Vice President and Secretary of Loral Corporation.
Other Directorships:    Leap Wireless International, Infocrossing, Inc., and ViaSat,
                        Inc.

    A. Robert Towbin
                Age:    67
     Director Since:    1995
Business Experience:    Mr. Towbin is a member of the General Partners' Committee of
                        Globalstar. Mr. Towbin is a Managing Director of Stephens
                        Inc. From January 1, 2000 to November 2001 he was
                        Co-Chairman of C.E. Unterberg, Towbin and from September
                        1995 to 1999 was Senior Managing Director of C.E. Unterberg,
                        Towbin. From January 1994 to September 1995, Mr. Towbin was
                        President and CEO of the Russian-American Enterprise Fund (a
                        U.S. government-owned investment fund) and later Vice
                        Chairman of its successor fund, The U.S. Russia Investment
                        Fund. He was a Managing Director of Lehman Brothers and Co-
                        Head, High Technology Investment Banking from January 1987 until January 1994. Prior to joining Lehman Brothers, Mr.
                        Towbin was Vice Chairman and a Director of L.F. Rothschild,
                        Unterberg, Towbin Holdings Inc. and its predecessor
                        companies from 1959 to 1987. Mr. Towbin received his B.A.
                        from Dartmouth College in 1957
Other Directorships:    Gerber Scientific Inc., Globecomm Systems Inc. and K&F
                        Industries Inc.

     The following sets forth information concerning members of Globalstar's General Partners' Committee who are not also Directors of GTL as of March 17, 2003.


       Olof Lundberg
                Age:    59
       Member Since:    2001
Business Experience:    Mr. Lundberg is chairman of the General Partners' Committee of Globalstar and Chief Executive Officer of Globalstar
                        since April 2001. Mr. Lundberg was the founding Director
                        General of Inmarsat from 1979 to 1995 and he then served as founding CEO and then Chairman and CEO of ICO Global
                        Communications until 1999. Prior to Inmarsat Mr. Lundberg
                        held management positions at Swedish Telecom, now Telia,
                        mainly in their mobile communications businesses.
Other Directorships:    Actinus Ltd.

     Russell R. Mack
                Age:    48
       Member Since:    2001
Business Experience:    Mr. Mack is a member of the General Partners' Committee of
                        Globalstar. He has been Vice President, Business Ventures of
                        Loral Space & Communications Ltd. since February 1998.
                        Previously, he was Director of Business Planning and
                        Development of Loral Space & Communications Ltd. since April
                        1996.

 Bernard L. Schwartz
                Age:    77
       Member Since:    1994
Business Experience:    Mr. Schwartz is a member of the General Partners' Committee of Globalstar. He had previously served as Chief Executive
                        Officer of Globalstar until May 15, 2001 and as Chairman of the Board and Chief Executive Officer of Globalstar
                        Telecommunications Limited until March 8, 2001. Mr. Schwartz has been Chairman of the Board of Directors and Chief
                        Executive Officer of Loral Space & Communications Ltd. since
                        January 1996.
Other Directorships:    Loral Space & Communications Ltd., First Data Corp., K&F
                        Industries, Inc., and Satelites Mexicanos, S.A. de C.V.
                        Trustee of Mount Sinai -- NYU Medical Center and Health
                        System and Thirteen/WNET Educational Broadcasting
                        Corporation.

      Eric J. Zahler
                Age:    52
       Member Since:    2000
Business Experience:    Mr. Zahler is a member of the General Partners' Committee of
                        Globalstar. He had previously served as Vice Chairman of
                        Globalstar Telecommunications Limited until March 8, 2001.
                        Mr. Zahler has been President and Chief Operating Officer of
                        Loral Space & Communications Ltd. since February 2000.
                        Previously, he was Executive Vice President of Loral Space &
                        Communications since October 1999 and Senior Vice President,
                        General Counsel and Secretary of Loral Space &
                        Communications Ltd. since February 1998.
Other Directorships:    Loral Space & Communications Ltd. and Satelites Mexicanos,
                        S.A. de C.V.

     It is expected that Messrs. Mack, Schwartz and Zahler will resign from the General Partners' Committee as part of the Loral Settlement discussed above. However, there can be no assurances that the Loral Settlement will be effected. (See discussion of Developments Relating to Loral and QUALCOMM above.)

DIRECTOR COMPENSATION

     GTL directors are paid a fixed fee of $12,000 per year. Directors are also paid $1,500 for personal attendance at each meeting. Audit Committee members are paid $2,000 per year and $1,000 per meeting.

     Members of the Globalstar's General Partners' Committee are each appointed by a general partner and serve until his successor is appointed by the appropriate general partner. Members of the General Partners' Committee receive no compensation for serving on the General Partners' Committee.

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

EXECUTIVE OFFICERS OF GTL

NAME                                                      AGE                   POSITION
----                                                      ---                   --------
Ira E. Goldberg.........................................  56    Restructuring Officer

     Mr. Goldberg has been Restructuring Officer of GTL since July 2001. Mr. Goldberg is an investment banking professional and attorney with extensive capital markets experience in structuring and negotiating transactions, and in project financing. From 2000 through July 2001, Mr. Goldberg was an attorney at Robinson, Brog, et al. Prior to that from 1999 through 2000 he worked on the Business Development Team at MuniAucion, Inc. and from 1997 through 1999 he was the Municipal Finance Group Director at Newcourt Credit Corporation.

EXECUTIVE OFFICERS OF GLOBALSTAR

NAME                                                      AGE                   POSITION
----                                                      ---                   --------
Olof Lundberg...........................................  59    Chief Executive Officer
Anthony J. Navarra......................................  55    President
Megan Fitzgerald........................................  43    Senior Vice President, Operations
Terry R. Evans..........................................  55    Senior Vice President, Business
                                                                Development
William F. Adler........................................  57    Vice President, Legal and Regulatory
                                                                Affairs
Daniel P. McEntee.......................................  40    Vice President and Chief Financial
                                                                Officer
Sam Garcia..............................................  46    Vice President -- Human Resources &
                                                                Administration

     Mr. Lundberg has been chairman of the General Partners' Committee of Globalstar and Chief Executive Officer of Globalstar since April 2001. Mr. Lundberg was the founding Director General of Inmarsat from 1979 to 1995 and he then served as founding CEO and then Chairman and CEO of ICO Global Communications until 1999. Prior to Inmarsat Mr. Lundberg held management positions at Swedish Telecom, now Telia, mainly in their mobile communications businesses.

     Mr. Navarra has been President of Globalstar since September 1999. Mr. Navarra was President of GTL between May 2000 and July 2001. Mr. Navarra was acting Chief Operating Officer of Globalstar from March 1999 to September 1999 and Executive Vice President of GTL from May 1999 to May 2000. Mr. Navarra had been Vice President of GTL from 1995 to May 1999 and Executive Vice President, Strategic Development of Globalstar from March 1994 to March 1999.

     Ms. Fitzgerald has been Senior Vice President, Operations, of Globalstar since November 2000 and Vice President for Satellite Constellation Establishment of Globalstar since September 1997. Ms. Fitzgerald has been with Globalstar since June 1994.

     Mr. Evans has been Senior Vice President, Business Development since June 2000. Prior to that time, Mr. Evans was Vice President, Business Development of Globalstar since January 1996, and prior to that time, he was Vice President, Finance since July 1993.

     Mr. Adler has been Vice President of Legal and Regulatory Affairs of Globalstar since January 1996. He was a partner with Fleischman and Walsh, L.L.P. from May 1994 to November 1995, specializing in domestic and international telecommunications law, regulation legislation and policy. Prior to that, he was the Executive Director of Federal Regulatory Relations with Pacific Telesis Group.

     Mr. McEntee has been Vice President and Chief Financial Officer of Globalstar since July 2000. Prior to that time, Mr. McEntee was Vice President Market Development, New Territories of Globalstar since March 2000, and prior to that time he was Director, Business Operations, since October 1996. Prior to that time, Mr. McEntee was Finance Manager for Globalstar since June 1992.

     Mr. Garcia has been Vice President-Human Resources & Administration since March 1996. Prior to that time, Mr. Garcia was Director of Human Resources for Loral AeroSys in Seabrook, Maryland from October 1988 to March 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     GTL believes that during 2002 all reports for GTL's executive officers, directors and beneficial owners of more than 10% of the GTL common stock that were required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Sir Ronald Grierson and A. Robert Towbin make up the Compensation Committee of GTL and Globalstar. Neither of the members of the Compensation Committee are present or former officers or employees of Globalstar, GTL or their respective subsidiaries. Sir Ronald and Mr. Towbin serve as members of Globalstar's General Partners' Committee. Sir Ronald is the Chairman of the European Advisory Board of The Blackstone Group, which previously served as a financial advisor of Globalstar. Mr. Towbin is a Managing Director of Stephens Inc. and was formerly Co-Chairman of C.E. Unterberg, Towbin, which has provided advisory, investment banking and underwriting services to Globalstar and GTL. Mr. Towbin resigned from that position during 2001.

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the executive officer of GTL and the Chief Executive officer and four most highly compensated executive officers of Globalstar (Named Executive Officers).

                                                                             LONG TERM
                                             ANNUAL COMPENSATION            COMPENSATION
                                    -------------------------------------   ------------
                                                                             SECURITIES
                                                               OTHER         UNDERLYING
NAME AND                                                      ANNUAL           STOCK          ALL OTHER
PRINCIPAL POSITION(A)        YEAR    SALARY    BONUS(B)   COMPENSATION(C)     OPTIONS      COMPENSATION(D)
---------------------        ----   --------   --------   ---------------   ------------   ---------------
Olof Lundberg..............  2002   $962,760   $     --            --              --         $ 87,911
  Chief Executive Officer
     of                      2001    688,169         --      $300,000              --               --
  Globalstar and Chairman
     of                      2000        N/A        N/A           N/A             N/A              N/A
  Committee of Partners of
  Globalstar

Anthony J. Navarra.........  2002    297,692    190,834            --              --           16,927
  President of Globalstar    2001    301,518    306,666            --              --          113,932
                             2000    293,269         --            --         143,700           10,548

Gloria Everett(a)..........  2002    257,818     24,000            --              --           91,041
  Executive Vice President   2001    273,126    322,400            --              --           49,427
  Corporate Sales of         2000    260,499         --        50,000         175,000            5,722
  Globalstar

Megan Fitzgerald...........  2002    182,144     23,750            --              --            9,102
  Senior Vice President      2001    184,184    239,000            --              --           36,263
  Operations of Globalstar   2000    175,865         --            --         155,000            5,998

William F. Adler...........  2002    173,340     23,125            --              --           10,366
  Senior Vice President      2001    178,047    197,600            --              --           33,261
  Legal and Regulatory       2000    171,720         --            --          89,500            6,086
  Affairs of Globalstar

                                                                             LONG TERM
                                             ANNUAL COMPENSATION            COMPENSATION
                                    -------------------------------------   ------------
                                                                             SECURITIES
                                                               OTHER         UNDERLYING
NAME AND                                                      ANNUAL           STOCK          ALL OTHER
PRINCIPAL POSITION(A)        YEAR    SALARY    BONUS(B)   COMPENSATION(C)     OPTIONS      COMPENSATION(D)
---------------------        ----   --------   --------   ---------------   ------------   ---------------
Terry R. Evans.............  2002    164,698     21,500            --              --            6,138
  Senior Vice President      2001    170,800    199,000            --              --           73,630
  Business Development       2000    156,880         --            --          50,000            4,685
  of Globalstar

Ira E. Goldberg............  2002    100,000         --            --              --               --
  Restructuring Officer of   2001     50,000         --            --              --               --
  GTL                        2000        N/A        N/A           N/A             N/A              N/A

---------------

(a) Gloria Everett terminated her employment with Globalstar on November 27,
    2002.

(b) For years prior to 2001, reflects bonuses earned for each of the respective fiscal years; these bonuses, however, were paid in the subsequent year. Exclusive of patent and retention bonuses, there were no management bonuses paid in the fiscal year 2002 or 2001. The 2002 and 2001 bonuses were retention bonuses paid during the respective year.

(c) Consists of a signing bonus paid to Mr. Lundberg in the amount of $300,000 for 2001. Consists of signing bonus paid to Ms. Everett in the amount of $50,000 for 2000.

(d) Includes company matching contributions to the savings plan, vacation payouts, insurance premiums, relocation and separation pay.

OTHER COMPENSATION ARRANGEMENTS

     On January 31, 2002, a payment was made to Mr. Navarra in the amount of $153,000 as part of a retention bonus program implemented by Globalstar in February of 2001 to retain its executives and key employees. This payment was the final payment due to Globalstar employees under the February 2001 program. On March 31, 2002, a second and final retention bonus payment was made to 69 employees in the amount of $523,010 as part of the retention bonus program implemented in October 2001 for employees who did not participate in the February 2001 retention bonus program for key employees.

     In May 2002, the Bankruptcy Court entered the Stipulation and Agreed Order Pursuant to Sections 105(a), 363(b) and 503(b)(1) of the Bankruptcy Code Authorizing Debtors to Adopt and Implement an Employee Incentive Program, authorizing Globalstar to make two payments totaling approximately $2.9 million under an Employee Retention Program, including approximately $1.9 million in cash payments and approximately $1.0 million in non-cash awards. The non-cash awards will be made in the form of common stock of the New Globalstar, except that common stock is not (or cannot be) issued without material trading restrictions, or if New Globalstar is organized as a limited partnership or a limited liability company, an equivalent value will be awarded in cash. In July 2002, Globalstar distributed the first of two payments to participants under the Employee Retention Program in an aggregate amount of approximately $0.7 million, including payments to the Named Executive Officers as follows: Mr. Goldberg, $0; Mr. Lundberg, $0; Mr. Navarra, $37,500; Ms. Fitzgerald, $23,750; Mr. Evans, $21,250; Mr. Adler, $23,125; Mr. McEntee, $20,000; and Mr. Garcia, $18,750. A
second payment, totaling approximately $1.2 million in cash and $1.0 million in stock or cash, will be made only upon successful emergence from restructuring.

     Globalstar's senior management was granted absolute discretion as to the allocation of all payments under the Employee Retention Program, except that (a) such allocations must be consistent with the schedule provided to the Creditors' Committee on May 6, 2002 and (b) if an employee for any reason becomes ineligible to receive payments under the Employee Retention Program, including without limitation due to termination of employment prior to the effective date of a plan of reorganization, the payments allocated to such employee under the Employee Retention Program may not be reallocated or distributed under the Employee Retention Program. Eight participants in the Employee Retention Program have terminated their employment with Globalstar since the inception of this program and are ineligible to receive future payments under this program.

     During 2001, Olof Lundberg was named the Chief Executive Officer of Globalstar. The terms of his three year renewable agreement commencing on April 23, 2001 stipulated that he receive a $300,000 signing bonus, an annual salary of $1.0 million, and an annual target bonus of $500,000, subject to achievement of performance criteria to be agreed by Globalstar's General Partners' Committee. If Mr. Lundberg is terminated without cause or resigns for good reason, Mr. Lundberg will be entitled to salary and target bonus for the remainder of the three-year term. In 2002, Mr. Lundberg was paid an annual salary of $1,000,000; however, he did not receive an annual bonus.

     Ira E. Goldberg, GTL Restructuring Officer, is currently being compensated $25,000 per quarter, payable, in advance, on the first day of each quarter.

OPTION EXERCISES AND YEAR-END VALUE TABLE

  Aggregated Option Exercises in 2002 and Year-End Option Values

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                           NUMBER OF                          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                            SHARES                          OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR END
                          ACQUIRED ON       REALIZED       ----------------------------    ----------------------------
NAME                       EXERCISE          VALUE         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                      -----------    --------------    -----------    -------------    -----------    -------------
Olof Lundberg...........      --               $--                --              --           $--             $--
Anthony J. Navarra......      --               $--           263,025         136,975           $--             $--
Gloria Everett..........      --               $--           221,042         221,042           $--             $--
Megan Fitzgerald........      --               $--           195,833         122,167           $--             $--
William F. Adler........      --               $--           123,542          55,458           $--             $--
Terry R. Evans..........      --               $--            83,958          36,042           $--             $--
Ira E. Goldberg.........      --               $--                --              --           $--             $--

PENSION PLAN

     Globalstar's Retirement Plan (the "Plan") provides a non-contributory benefit for each year of non-contributory participation, and additional benefits associated with contributory participation. Globalstar also has a Supplemental Executive Retirement Plan ("SERP") under which eligible employees receive benefits which generally make up for certain required reductions in Plan benefits caused by limitations under the Internal Revenue Code. For non-contributory participation, the annual retirement benefit is $252 times credited years of service. For contributory participation, the following table shows the amounts of annual retirement benefits that would be payable at normal retirement (age 65 or later). Benefits are shown for various rates of final average salary, assuming that employee contributions were made for the periods indicated. Employees who have completed at least one year of service and attained age 21 will receive the contributory benefit if they contribute to the Plan at the rate of 1% of salary.

                                                                YEARS OF CONTRIBUTORY SERVICE
                                                                -----------------------------
FINAL AVERAGE SALARY                              15         20         25         30         35         40
--------------------                           --------   --------   --------   --------   --------   --------
$100,000.....................................  $ 22,270   $ 29,690   $ 37,110   $ 44,540   $ 51,960   $ 58,460
 125,000.....................................    28,830     38,440     48,050     57,660     67,270     75,400
 150,000.....................................    35,390     47,190     58,990     70,790     82,580     92,330
 175,000.....................................    41,960     55,940     69,930     83,910     97,900    109,270
 200,000.....................................    48,520     64,690     80,860     97,040    113,210    126,210
 225,000.....................................    55,080     73,440     91,800    110,160    128,520    143,150
 250,000.....................................    61,640     82,190    102,740    123,290    143,830    160,080
 275,000.....................................    68,210     90,940    113,680    136,410    159,150    177,020
 300,000.....................................    74,770     99,690    124,610    149,540    174,460    193,960
 350,000.....................................    87,890    117,190    146,490    175,790    205,080    227,830
 400,000.....................................   101,020    134,690    168,360    202,040    235,710    261,710

     The table above shows total estimated benefits payable under the Plan and SERP including amounts attributable to employee contributions, determined on a straight annuity basis. Such estimated benefits are not subject to any deduction for Social Security or other offset amounts. The compensation covered by the Plan and SERP is the employee's base salary, and is identical to compensation disclosed as "Salary" in the summary compensation table. (See discussion of Executive Compensation above.) The Plan and SERP benefits are computed on the basis of the average of an employee's highest five consecutive annual salaries out of the last ten years contributions are made. Only Globalstar employees are eligible to participate in the Plan and SERP. As of December 31, 2002, the contributory credited years of service for each of the Named Executive Officers are as follows: Olof Lundberg, 0 years; Anthony Navarra, 11 years; Megan Fitzgerald, 7 years; William Adler, 6 years; Terry Evans, 16 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, based upon filings made with the Securities and Exchange Commission, certain information concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of its common stock because they possessed or shared voting or investing power with respect to the shares of GTL's common stock:

                                                              AMOUNT AND NATURE OF   PERCENT OF
NAME AND ADDRESS                                              BENEFICIAL OWNERSHIP    CLASS(1)
----------------                                              --------------------   ----------
Loral Space & Communications Ltd............................       16,352,855(2)(3)    13.68%
  c/o Loral SpaceCom Corporation
  600 Third Avenue
  New York, New York 10016
Private Capital Management, Inc.............................        9,697,091(4)        8.58%
  3003 Tamiami Trail North
  Naples, Florida 33940

---------------

(1) Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Exchange Act and is based upon the number of shares of GTL common stock outstanding as of March 17, 2003.

(2) This information is as of March 17, 2003 and includes 6,449,865 shares of common stock issuable upon the conversion of GTL's 8% Preferred Stock held by Loral.

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

     The following table presents the number of shares of GTL common stock beneficially owned by the GTL directors, Globalstar's General Partners' Committee members, the Named Executive Officers of GTL and Globalstar and all GTL directors, Globalstar's General Partners' Committee members, Named Executive Officers and other executive officers as a group on March 17, 2003. Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

                                                               AMOUNT AND NATURE OF     PERCENT OF
NAME OF INDIVIDUAL                                            BENEFICIAL OWNERSHIP(1)     CLASS
------------------                                            -----------------------   ----------
Olof Lundberg...............................................                 0              --
Ira E. Goldberg.............................................                 0              --

                                                               AMOUNT AND NATURE OF     PERCENT OF
NAME OF INDIVIDUAL                                            BENEFICIAL OWNERSHIP(1)     CLASS
------------------                                            -----------------------   ----------
William F. Adler............................................           123,542(2)            *
Douglas G. Dwyre............................................           131,244(3)            *
Terry R. Evans..............................................            83,958(4)            *
Megan Fitzgerald............................................           196,273(5)            *
Sir Ronald Grierson.........................................           205,000(6)            *
Russell R. Mack.............................................             5,000(7)            *
Anthony J. Navarra..........................................           267,477(8)            *
E. John Peett...............................................           200,000(9)            *
Bernard L. Schwartz.........................................           710,000(10)           *
Michael B. Targoff..........................................                 0              --
A. Robert Towbin............................................           190,000(11)           *
Eric J. Zahler..............................................           288,012(12)           *
ALL DIRECTORS, AND EXECUTIVE OFFICERS AS A GROUP (16
  PERSONS)..................................................         2,555,115(13)         2.2%

---------------
  *  Represents holdings of less than one percent.

 (1) Includes shares which, as of March 17, 2003, may be acquired within sixty days upon the exercise of options granted by Loral: 560,000 to Mr. Schwartz, 100,000 to Mr. Zahler and 908,000 to all directors and executive officers as a group.

 (2) Includes 123,542 shares underlying options granted under GTL's stock option plan.

 (3) Includes 130,800 shares underlying options granted under GTL's stock option plan.

 (4) Includes 83,958 shares underlying options granted under GTL's stock option plan.

 (5) Includes 195,833 shares underlying options granted under GTL's stock option plan.

 (6) Includes 190,000 shares underlying options granted under GTL's stock option plan.

 (7) Includes 5,000 shares underlying options granted under GTL's stock option plan.

 (8) Includes 263,025 shares underlying options granted under GTL's option plan.

 (9) Includes 200,000 shares underlying options granted under GTL's stock option plan.

(10) Includes 204,790 shares underlying options granted under GTL's option plan.

(11) Includes 190,000 shares underlying options granted under GTL's stock option plan.

(12) Includes 4,452 shares held in a Keogh Account, 3,560 shares held by minor children and 260,000 shares underlying options granted under GTL's stock option plan.

(13) Includes 1,855,767 shares underlying options granted under GTL's stock option plan

                     EQUITY COMPENSATION PLAN INFORMATION.

     The following table presents certain aggregate information, as of December 31, 2002, with respect to (i) the GTL's 1994 Stock Option Plan, (ii) options to purchase GTL common stock that were granted by Loral to certain of its officers, and (iii) warrants to purchase Globalstar ordinary partnership interests that were issued to certain non-employees of Globalstar.

                                                 NUMBER OF           WEIGHTED-        NUMBER OF SECURITIES
                                             SECURITIES TO BE    AVERAGE EXERCISE    REMAINING AVAILABLE FOR
                                                ISSUED UPON          PRICE OF         FUTURE ISSUANCE UNDER
                                                EXERCISE OF         OUTSTANDING        EQUITY COMPENSATION
                                                OUTSTANDING          OPTIONS,           PLANS (EXCLUDING
                                             OPTIONS, WARRANTS     WARRANTS AND      SECURITIES REFLECTED IN
PLAN CATEGORY                                   AND RIGHTS            RIGHTS                 COLUMN
-------------                                -----------------   -----------------   -----------------------
Equity compensation plans approved by
  security holders -- GTL common stock.....      5,408,567            $14.96                  4,490,733
Equity compensation plans not approved by
  security holders -- Globalstar
  partnership interests(1).................      7,835,000            $61.07             Not applicable

---------------
(1) In May 2000, in connection with a vendor financing arrangement with QUALCOMM, Globalstar issued to QUALCOMM warrants to purchase 3,450,000 ordinary partnership interests of Globalstar at an exercise price of $42.25 per interest (approximately 25% of the fair market value of GTL's common stock on the date of issuance). The warrants vested 50% on the date of issuance, 25% vested in September 2000, and the remaining 25% vested in September 2002. The warrants expire in 2007.

    In August 1999, in connection with Loral's guarantee of a $500 million credit agreement entered into by Globalstar, Globalstar issued to Loral and certain of its subsidiaries warrants to purchase an aggregate of 3,450,000 ordinary partnership interests of Globalstar at an exercise price of $91.00 per interest (approximately 25% of the fair market value of GTL's common stock on the date of issuance. The warrants vested 50% in February 2000, 25% vested in August 2000 and the remaining 25% vested in August 2001. The warrants expire in 2006.

    In April 1998, in connection with service provider arrangements in China, Globalstar granted China Telecom (Hong Kong) Group Ltd. warrants to acquire 937,500 ordinary partnership interests of Globalstar at an exercise price of $20.00 per interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS SECTION

GOVERNANCE

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, LQSS. The general partner of LQSS is LQP, a Delaware limited partnership comprised of subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is LGP, a subsidiary of Loral. As of December 31, 2002, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of GTL outstanding common stock.

LORAL AGREEMENTS

     Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2002, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. SS/L has not terminated its satellite contract with Globalstar and has completed seven of the eight spare satellites. All eight are in storage in the California. Title to those satellites, which is currently held by SS/L, is expected to be transferred to Globalstar as part of the Loral Settlement discussed below. However, there can be no assurance that the Loral Settlement will be effected.

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band, subject to strict milestone requirements. Globalstar entered into a non-contingent contract with SS/L on July 16, 2002. On January 30, 2003, the FCC's International Bureau declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC's staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the Bureau's decision pending review. On January 31, 2003, Globalstar instructed SS/L to stop work on the contract and requested repayment of the balance of that had not been spent. Loral is expected to repay this balance in connection with the Loral Settlement discussed below. However, there can be no assurance that the Loral Settlement will be effected.

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

     SS/L provided $344 million of billings deferred under its construction contracts with Globalstar, which included $120 million of orbital incentives. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2002, seven of the eight replacement satellites were placed in storage and payments became due. No payments were made in 2002 and interest accrued on the remaining 50% through the Petition Date. Total accrued interest on the orbitals as of December 31, 2002 was $237,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 15, 2001. Penalty fees were accrued at LIBOR plus 3%, through the Petition Date, and total accrued penalties as of December 31, 2002 were $1.2 million. Interest was being accrued at LIBOR plus 3%, through the Petition Date, and total accrued interest as of December 31, 2002 was $53.7 million. All of the construction contract amounts owed to SS/L have been included in liabilities subject to compromise. The amounts are unsecured claims in Globalstar's bankruptcy case. Claims of Loral and its affiliates are expected to be resolved as part of the Loral Settlement discussed below. However, there can be no assurance that the Loral Settlement will be effected.

     The Loral Settlement, which will be effected in connection with Globalstar's restructuring and emergence from bankruptcy, provides the following, among other items: (1) Loral's subsidiary, SS/L, would transfer to Globalstar title "as is" to the eight spare satellites that are currently held in storage by SS/L; (2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to defense and national security agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue the defense and national security business; (3) L/Q Licensee, a subsidiary of LQP, would transfer the Federal Communications Commission license held by it to Globalstar or LQP would transfer operations of L/Q Licensee to Globalstar; (4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from Globalstar Canada Co. ("GCC") to Loral and other financial obligations involving a Russian joint venture would be restructured; (6) Loral's general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract ; (8) Loral's designees would resign from Globalstar's General Partners Committee; and (9) third party claims against Loral, certain Loral affiliates and all six members of Globalstar's General Partners' Committee, as provided in the term sheet, would be released. The motion supporting the Loral Settlement is expected to be heard by the Bankruptcy Court on April 9, 2003

QUALCOMM AGREEMENTS

     Globalstar and QUALCOMM contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract. This contract provided for the delivery of four pre-production gateways, two ground operations control centers and 300 pre-production subscriber terminals. The contract provided for reimbursement to QUALCOMM, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon. On November 29, 2001, QUALCOMM purported to terminate the Development Contract for non-payment of invoices allegedly in the amount of $9.8 million. Deliverables contracted under the Development Contract are substantially complete with certain remaining software warranty and other obligations.

     Globalstar will receive from QUALCOMM or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. As of December 31, 2002, 26 gateways have been sold resulting in a $7.7 million reduction in costs associated with the Globalstar System. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal shipped by the terminal manufacturer, until Globalstar funding of that design has been recovered.

     Globalstar and QUALCOMM contracted for the manufacture, deployment and maintenance of Globalstar gateways pursuant to the Production Agreement. This agreement provides for delivery of thirty-eight Gateways of which twenty-six have been installed by QUALCOMM at various locations worldwide. All but two of the twenty-six are operational. Twelve gateways are in storage and are available for sale and deployment to unserved areas of the globe. On December 20, 2001, QUALCOMM purported to terminate the Production Agreement for non-payment of invoices allegedly in the amount of $7.1 million. Remaining activities under this contract are mainly comprised of warranty obligations.

     On April 2, 1998, Globalstar and QUALCOMM entered into a User Terminal Agreement. Under this Agreement and other agreements with Globalstar service providers, QUALCOMM has shipped approximately 148,000 Globalstar handsets, 18,000 car kits and 5,800 Radio Access Units. QUALCOMM maintains the capability of designing and manufacturing user terminals if and when service providers place orders for them.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest) with QUALCOMM that replaced the previous arrangement. As of December 31, 2002, $623.3 million was outstanding under this facility (including $123.3 million of accrued interest). This liability, including accrued interest through the Petition Date, has been included in liabilities subject to compromise. In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. The warrants are vested and will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements. However, in light of Globalstar's Chapter 11 petition, these warrants are likely to be of little or no value.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations. Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing was accelerated and became immediately due and payable. The vendor financing is an unsecured claim in Globalstar's bankruptcy case.

     In March 1994 Globalstar granted QUALCOMM the worldwide exclusive right to utilize the Globalstar System to provide OmniTRACS-like services, including certain data-messaging and position-determination services offered by QUALCOMM, primarily to fleets of motor vehicles and rail cars and/or vessels and supervisory control and data acquisition services. QUALCOMM has never exploited these rights, and it is not certain that QUALCOMM remains interested in providing OmniTRACS-like services over the Globalstar System. Globalstar has the right to assume, reject or modify this contract with QUALCOMM in its Chapter 11 case.

PURCHASE OF UNITED STATES SERVICE PROVIDER AND GATEWAY ASSETS

     In December 2001, a subsidiary of Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc., a Delaware corporation, for $100, plus acquisition costs of $258,000. Globalstar has renamed the company GSSI. GSSI indirectly owns the majority interest in GCSC, a Nova Scotia corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now a shareholder with Loral in GCSC, the Canadian service provider. The acquisition has brought additional efficiencies to the operation of the Globalstar network and allowed for increased coordination in the Globalstar service offerings and pricing. Loral's interest in GCSC is expected to be transferred to Globalstar as part of the Loral Settlement discussed below. However, there can be no assurances that the Loral Settlement will be effected.

     On July 2, 2002, Globalstar closed a transaction with TE.SA.M. under which a subsidiary of Globalstar acquired TE.SA.M.'s French gateway, back office assets, inventory and TE.SA.M.'s limited partnership interests. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability.

AUSTRALIA SETTLEMENT

     On December 30, 2002, the Bankruptcy Court approved a settlement agreement among GSCI, Globalstar, Globalstar Vodafone Network Pty Ltd. Australia and Globalstar Australia Pty Ltd. Under this settlement, Globalstar consented to the transfer by VSSL to Localstar of the service provider rights in Australia, and Globalstar entered into a new service provider agreement with Localstar. VSSL was the original authorized service provider for Australia and the operator of three gateways in that country. In conjunction with this transaction, VSSL agreed to settle certain pre-petition and post-petition debts with Globalstar. Globalstar received payments totaling $1.7 million from Vodafone in January 2003.

ELSACOM SETTLEMENT

     On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom and a gateway asset purchase agreement with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom's service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar intends to dismantle the Finland gateway and to place the removable parts, which contain most of the gateway's electronics, in storage for future deployment.

SUPPORT AND CONSULTING AGREEMENTS

     Globalstar has entered into various agreements with other service providers and gateway operators to provide and receive various services related to the Globalstar business. Currently, Globalstar is providing retail billing support to its service providers in Mexico and Brazil, on a cost reimbursable basis. Additionally, Globalstar has agreements in place to provide, also on cost reimbursable basis, certain information technology and telecommunications network related support to GCC, in which it holds a minority interest. Also, GCC bills Globalstar for the monitoring of gateways in the United States, Canada, and France. In addition, Globalstar is billed for all costs related to the operations of the gateways located in Canada, as cost recovery mechanism for GCC. Globalstar also net settles with other service providers roaming charges that arise from subscribers using gateways other then their home gateway to complete calls on the Globalstar System.

SERVICE PROVIDER AGREEMENTS

     Partners of Globalstar or their affiliates entered into service provider agreements with Globalstar granting them the right to provide Globalstar service to users in designated countries as long as specified minimum levels of subscribers are met. These service providers received certain discounts from Globalstar's standard airtime pricing. A number of Globalstar service providers pre-purchased discounted minutes of use, amounting to approximately $11.7 million in pre-committed gross revenue ($8.8 million net of 25% discount), all of which had been received prior to 2002. Of the prepaid committed revenue, $6.6 million has been recognized as of December 31, 2002.

CREDIT FACILITIES

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this credit facility was accelerated and became immediately due and payable. This debt is an unsecured claim in Globalstar's bankruptcy case.

 $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin, QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise as of December 31, 2002 and notes payable and notes payable to affiliates as of December 31, 2001.

     Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements. The notes are unsecured claims in Globalstar's bankruptcy case.

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

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2002, all amounts under the $500 million credit agreement were drawn. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or LIBOR for periods of one to six months. The claims of the Loral subsidiary, in respect of this credit agreement constitute unsecured claims in Globalstar's bankruptcy case.

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). The outstanding warrants are vested and expire in 2006. However, in light of Globalstar's Chapter 11 petition, the warrants are likely to be of little or no value.

GLOBALSTAR MANAGING PARTNER'S ALLOCATION AND DISTRIBUTION

     Globalstar's limited partnership agreement provides that, LQP, the general partner of LQSS, would receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately would receive 80% and 20% of such distribution, respectively. As of December 31, 2002, the managing partner's allocation of $167,000 has been deferred and $108,000 is an unsecured claim in Globalstar's bankruptcy case.

JOINT VENTURES

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures the exclusive rights to provide Globalstar System services to users in Brazil, Canada, Mexico and Russia. Globalstar holds a 49% legal interest in GlobalTel, the Russian service provider, for the benefit of Loral. In December 2001, a subsidiary of Globalstar acquired a majority interest in the Canadian service provider business. As a result of this transaction, Globalstar and Loral are now partners in the Canadian joint venture. Founding service providers, including Loral, receive specified discounts from Globalstar's expected pricing schedule generally over a five-year period. Loral's interest in the Canadian service provider is expected to be transferred to Globalstar as part of the Loral Settlement discussed above. However, there can be no assurances that the Loral Settlement will be effected. See discussion of the Loral Agreements above.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Globalstar maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to Globalstar's management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Globalstar's management recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

    Within 90 days prior to the filing date of this annual report on Form 10-K, Globalstar has carried out an evaluation, under the supervision and with the participation of Globalstar's management, including Globalstar's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Globalstar's disclosure controls and procedures. Based on such evaluation, Globalstar's chief executive officer and chief financial officer concluded that Globalstar's disclosure controls and procedures are effective.

    GTL maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to GTL's restructuring officer to allow timely decisions regarding required disclosure. GTL's restructuring officer recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

    Within 90 days prior to the filing date of this annual report on Form 10-K, GTL has carried out an evaluation, under the supervision and with the participation of GTL's restructuring officer, of the effectiveness of the design and operation of GTL's disclosure controls and procedures. Based on such evaluation, GTL's restructuring officer concluded that GTL's disclosure controls and procedures are effective.

(b) There have been no significant changes in Globalstar's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of Globalstar's evaluation in connection with the preparation of this annual report on Form 10-K.

    There have been no significant changes in GTL's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of GTL's evaluation in connection with the preparation of this annual report on Form 10-K.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements -- See "Index to Consolidated Financial Statements" on page F-1.

     2. Financial Statement Schedules
       Not applicable.

(A) 3. EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
 3.1     Memorandum of Association of Globalstar Telecommunications
         Limited(1)
 3.2     Bye-Laws of Globalstar Telecommunications Limited, as
         amended, and including Schedule III annexed there to
         regarding the 8% Series A Convertible Redeemable Preferred
         Shares due 2011(10)
 3.3     Schedule IV to the Bye-laws of Globalstar Telecommunications
         Limited regarding the 9% Series B Convertible Redeemable
         Preferred Shares due 2001(11)
 4.1     Indenture dated as of February 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 11 3/8%
         Senior Notes due 2004(2)
 4.2     Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
         due 2004(3)
 4.3     Indenture dated as of October 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 10 3/4%
         Senior Notes due 2004(4)
 4.4     Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
         due 2005(5)
 4.5     Form of note issued to guarantors of Globalstar's $250
         million credit facility(14)
10.1     Amended and Restated Agreement of Limited Partnership of
         Globalstar L.P., dated as of January 26, 1999, among
         Loral/QUALCOMM Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services,
         Inc., Dacom Corporation, Dacom International, Inc., Hyundai
         Corporation, Hyundai Electronics Industries Co., Ltd.,
         Loral/DASA Globalstar, L.P., Loral Space & Communications
         Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
         Vodafone Satellite Services Limited(10)
10.1.2   Amendment dated as of December 8, 1999 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(11)
10.1.3   Amendment dated as of February 1, 2000 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(13)
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
         General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3     Subscription Agreement by and between Globalstar, L.P. and
         Loral/QUALCOMM Satellite Services, L.P.(1)
10.4     Subscription Agreement by and between Globalstar, L.P. and
         Finmeccanica S.p.A.(1)
10.5     Subscription Agreement by and between Globalstar, L.P. and
         China Telecommunications Broadcast Satellite Corporation(10)
10.6     Form of Service Provider Agreements by and between
         Globalstar, L.P. and each of AirTouch Satellite Services,
         Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
         Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
         Vodastar Limited(1)
10.7     Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.(1)
10.8     Contract between Globalstar, L.P. and Space Systems/Loral,
         Inc.(1)
10.9     Contract for the Development of Certain Portions of the
         Ground Operations Control Center between Globalstar and
         Loral Western Development Laboratories(1)

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.10    Contract for the Development of Satellite Orbital Operations
         Centers between Globalstar and Loral Aerosys, a division of
         Loral Aerospace Corporation(1)
10.11    1994 Stock Option Plan(6)+
10.12    Amendment to 1994 Stock Option Plan(7)+
10.12.2  Amendment No. 2 to 1994 Stock Option Plan.(13)+
10.13    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
         Agent(2)
10.14    Second Amendment to Revolving Credit Agreement dated July
         31, 1997 among Globalstar, certain banks parties thereto and
         The Chase Manhattan Bank, as Administrative Agent(4)
10.15    Third Amendment to Revolving Credit Agreement dated as of
         October 15, 1997 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(4)
10.16    Fourth Amendment to Revolving Credit Agreement dated as of
         November 13, 1998 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(10)
10.17    Exchange and Registration Rights Agreement, dated as of
         December 31, 1994, among Globalstar, L.P. and AirTouch
         Satellite Services, Inc., Finmeccanica S.p.A., Loral
         Globalstar, L.P., Loral/DASA Globalstar, L.P.,
         Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18    Amendment to the Exchange and Registration Rights Agreement,
         dated as of April 8, 1998, among Globalstar, L.P.,
         Globalstar Telecommunications Limited and Telesat
         Limited(10)
10.19    Warrant Agreement dated as of February 19, 1997 relating to
         Warrants to purchase 4,129,000 shares of Common Stock of
         Globalstar Telecommunications Limited(2)
10.20    Registration Rights Agreement dated February 19, 1997
         relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
         Common Stock issued in connection therewith(2)
10.21    Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
         Senior Notes due 2004(3)
10.22    Registration Rights Agreement dated October 29, 1997
         relating to Globalstar's and Globalstar Capital
         Corporation's 10 3/4% Senior Notes due 2004(4)
10.23    Registration Rights Agreement dated May 20, 1998 relating to
         Globalstar's and Globalstar Capital Corporation's 11 1/2%
         Senior Notes due 2005(5)
10.24    Registration Rights Agreement dated as of July 6, 1998
         relating to 8,400,000 shares of Common Stock by and among
         Globalstar Telecommunications Limited, Loral Space &
         Communications Ltd., Quantum Partners LDC, Quasar Strategic
         Partners LDC and Quantum Industrial Partners LDC.(8)
10.25    Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
         & Communications Ltd., DACOM Corporation and DACOM
         International, Inc.(9)
10.26    Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
         Preferred Stock(10)
10.27    Credit Agreement dated August 5, 1999 among Globalstar,
         L.P., Bank of America, National Association, as
         Administration Agent, Banc of America Securities LLC, as
         Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
         New York Branch, as Syndication Agent and Lehman Commercial
         Paper Inc., as Documentation Agent(12)
10.28    Registration Rights Agreement dated December 8, 1999
         relating to GTL's 9% Series B Preferred Stock due 2011(11)

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.29    Fee Agreement dated as of April 19, 1996 by and among
         Globalstar, Globalstar Telecommunications Limited, Loral
         Corporation, Loral Space & Communications Ltd., QUALCOMM
         Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
         Globalstar Limited Partner, Inc.(14)
10.30    Intercreditor Agreement dated as of April 19, 1996 by and
         among Globalstar, Globalstar Telecommunications Limited,
         Loral Corporation, Loral Space & Communications Ltd.,
         QUALCOMM Limited Partner, Inc., Space Systems/Loral, Inc,
         Inc. and DASA Globalstar Limited Partner, Inc.(14)
10.31    Waiver and Amendment dated as of June 30, 2000 to the Credit
         Agreement, dated as of August 5, 2000 by and among
         Globalstar, Bank of America, National Association, as
         administrative agent, and the several banks and other
         financial institutions from time to time thereto.(14)
10.32    Forbearance and Waiver Agreement dated as of June 30, 2000 between Globalstar and QUALCOMM Incorporated.(14)
10.33    Purchase Agreement dated as of September 18, 2000 among
         Globalstar Telecommunications Limited, Globalstar, L.P. and
         Bear Sterns International Limited.(15)
10.34    Subscription Agreement dated September 22, 2000 between
         Globalstar Telecommunications Limited and Loral Space &
         Communications Ltd.(16)
10.35    Assignment, Amendment and Release Agreement dated as of
         November 17, 2000 by and among the lenders parties to the
         Globalstar Credit Agreement, Loral Satellite, Inc., Loral
         Satcom Ltd., Loral Space & Communications Ltd., Loral Space
         & Communications Corporation, Globalstar, L.P. and Bank of
         America, National Association.(17)
10.36    Plan Support Agreement Between Loral and Columbia Ventures
         Corp., Loeb Partners Corp., Stonehill Capital Management,
         LLC and Blue River LLC.(18)
10.37    Memorandum Of Understanding -- Proposed Restructuring
         Between Loral and Columbia Ventures Corp., Loeb Partners
         Corp., Stonehill Capital Management, LLC and Blue River
         LLC.(18)
10.38    Investment Agreement with New Valley Corporation pursuant to which New Valley would invest $55 million as part of a plan of reorganization.(19)
10.39    Debtor-in-possession credit agreement with New Valley
         Corporation.(19)
10.40    Debtor-in-possession credit agreement with Blue River
         Capital LLC, Columbia Ventures Corporation, ICO Investment
         Corp, Iridium Investors, LLC and Loeb Partners
         Corp.(collectively, the "DIP Lenders"), subject to final
         Bankruptcy Court approval, for the DIP lenders to make $10 million available to Globalstar.*
12       Statement Regarding Computation of Ratios*
21       List of Subsidiaries of the Registrant*
23       Consent of Deloitte & Touche LLP*

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

(14) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on July 7, 2000.

(15) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 19, 2000.

(16) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 25, 2000.

(17) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on November 20, 2000.

(18) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on February 19, 2002.

(19) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on January 15, 2003 and February 4, 2003.

   * Filed herewith.

   + Management compensation plan.

(B) REPORTS ON FORM 8-K

     The registrants did not file any reports on Form 8-K during the quarter ended December 31, 2002. Since that date, the registrants have filed the following reports on Form 8-K:

DATE OF REPORT                                              DESCRIPTION
--------------                                              -----------
January 15, 2003..................  Globalstar reached agreement with New Valley pursuant to which New Valley would invest $55 million as part of a plan of reorganization.
February 4, 2003..................  The agreement between Globalstar and New Valley was terminated due to the inability to reach final agreement
                                    with the official committee of unsecured creditors.
February 27, 2003.................  Globalstar entered into a $10 million debtor-in-possession credit agreement, subject to the final approval of the
                                    Bankruptcy Court.

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

Date: March 28, 2003

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                    TITLE                      DATE
                    ----------                                    -----                      ----
                /s/ IRA E. GOLDBERG                  Restructuring Officer              March 28, 2003
---------------------------------------------------  (Principal Executive, Financial
                  Ira E. Goldberg                    and Accounting Officer)

                 /s/ DOUGLAS DWYRE                   Director                           March 28, 2003
---------------------------------------------------
                   Douglas Dwyre

              /s/ SIR RONALD GRIERSON                Director                           March 28, 2003
---------------------------------------------------
                Sir Ronald Grierson

                 /s/ E. JOHN PEETT                   Director                           March 28, 2003
---------------------------------------------------
                   E. John Peett

              /s/ MICHAEL B. TARGOFF                 Director                           March 28, 2003
---------------------------------------------------
                Michael B. Targoff

               /s/ A. ROBERT TOWBIN                  Director                           March 28, 2003
---------------------------------------------------
                 A. Robert Towbin

                                 CERTIFICATION

I, Ira E. Goldberg, certify that:

     1. I have reviewed this annual report on Form 10-K of Globalstar Telecommunications Limited;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ IRA E. GOLDBERG
                                          --------------------------------------
                                                     Ira E. Goldberg
                                                  Restructuring Officer

Date: March 28, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on March 28, 2003.

                                          GLOBALSTAR, L.P.

                                                /s/ ANTHONY J. NAVARRA
                                          --------------------------------------
                                                    Anthony J. Navarra
                                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                    SIGNATURES                                    TITLE                      DATE
                    ----------                                    -----                      ----
                 /s/ OLOF LUNDBERG                   Chairman of the General            March 28, 2003
---------------------------------------------------    Partners' Committee and Chief
                   Olof Lundberg                       Executive Officer (Principal
                                                       Executive Officer)

              /s/ BERNARD L. SCHWARTZ                Member of the General Partners'    March 28, 2003
---------------------------------------------------    Committee
                Bernard L. Schwartz

                /s/ ERIC J. ZAHLER                   Member of the General Partners'    March 28, 2003
---------------------------------------------------    Committee
                  Eric J. Zahler

              /s/ SIR RONALD GRIERSON                Member of the General Partners'    March 28, 2003
---------------------------------------------------    Committee
                Sir Ronald Grierson

               /s/ A. ROBERT TOWBIN                  Member of the General Partners'    March 28, 2003
---------------------------------------------------    Committee
                 A. Robert Towbin

                /s/ RUSSELL R. MACK                  Member of the General Partners'    March 28, 2003
---------------------------------------------------    Committee
                  Russell R. Mack

               /s/ DANIEL P. MCENTEE                 Vice President and Chief           March 28, 2003
---------------------------------------------------    Financial Officer (Principal
                 Daniel P. McEntee                     Financial and Accounting
                                                       Officer)

                                 CERTIFICATIONS

I, Olof Lundberg, certify that:

     1.  I have reviewed this annual report on Form 10-K of Globalstar, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ OLOF LUNDBERG
                                          --------------------------------------
                                                      Olof Lundberg
                                                 Chief Executive Officer

Date: March 28, 2003

I, Daniel P. McEntee, certify that:

     1.  I have reviewed this annual report on Form 10-K of Globalstar, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ DANIEL P. MCENTEE
                                          --------------------------------------
                                                    Daniel P. McEntee
                                            Vice President and Chief Financial
                                                         Officer

Date: March 28, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Globalstar Telecommunications Limited:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited ("GTL") (a Bermuda company and a General Partner of Globalstar, L.P.) as of December 31, 2002 and 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of GTL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that GTL will continue as a going concern. As discussed in Note 2, GTL is dependent upon Globalstar L.P.'s ("Globalstar") successful financial results and achievement of profitable operations for the recovery of its investment. On February 15, 2002, Globalstar and certain of its subsidiaries filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. These factors raise substantial doubt about GTL's ability to continue as a going concern. Management's plans concerning these matters for restructuring are also discussed in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2003 (March 21, 2003 as to the third and fourth paragraph of Note
2)

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
ASSETS......................................................  $        --     $        --
                                                              ===========     ===========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $    49,541     $    29,870
  Equity losses in excess of partnership interests in
     Globalstar.............................................      880,810         825,637
                                                              -----------     -----------
          Total current liabilities.........................      930,351         855,507
                                                              -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Convertible Redeemable Preferred Stock:
  8% Series A (3,836,463 and 3,268,796 shares outstanding at
     December 31, 2002 and 2001, respectively, $192 million
     and $163 million redemption value at December 31, 2002
     and 2001, respectively)................................      186,220         158,666
  9% Series B (343,021 and 1,270,075 shares outstanding at
     December 31, 2002 and 2001, respectively, $18 million
     and $64 million redemption value at December 31, 2002
     and 2001, respectively)................................       16,645          61,630
                                                              -----------     -----------
                                                                  202,865         220,296
                                                              -----------     -----------
Shareholders' (deficit):
  Convertible redeemable preferred stock, $.01 par value,
     20,000,000 shares authorized:
     8% Series A convertible redeemable preferred stock,
      (519,832 and 1,089,599 shares outstanding at December
      31, 2002 and 2001, respectively, $26 million and $55
      million redemption value at December 31, 2002 and
      2001, respectively)...................................       25,232          52,888
     9% Series B convertible redeemable preferred stock,
      (46,479 and 423,358 shares outstanding at December 31,
      2002 and 2001, respectively, $2 million and $21
      million redemption value at December 31, 2002 and
      2001, respectively)...................................        2,256          20,544
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (113,059,195 and 110,542,921 shares
     outstanding at December 31, 2002 and 2001,
     respectively)..........................................      113,059         110,543
  Additional paid-in capital................................    1,202,812       1,141,953
  Warrants..................................................       11,268          11,268
  Accumulated deficit.......................................   (2,487,843)     (2,412,999)
                                                              -----------     -----------
          Total shareholders' (deficit).....................   (1,133,216)     (1,075,803)
                                                              -----------     -----------
          Total liabilities and shareholders' (deficit).....  $        --     $        --
                                                              ===========     ===========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002       2001        2000
                                                              --------   --------   ----------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P..............................  $ 55,173   $142,298   $1,667,761
Equity in net loss applicable to preferred partnership
  interests of Globalstar, L.P..............................                           356,944
Amortization of excess carrying value in Globalstar, L.P....                            31,840
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests.....................................                           (27,422)
                                                              --------   --------   ----------
Net loss....................................................    55,173    142,298    2,029,123
Preferred dividends on convertible redeemable preferred
  stock.....................................................    19,671     26,562       30,730
                                                              --------   --------   ----------
Net loss applicable to common shareholders..................  $ 74,844   $168,860   $2,059,853
                                                              ========   ========   ==========
Net loss per share -- basic and diluted.....................  $   0.66   $   1.54   $    20.85
                                                              ========   ========   ==========
Weighted average shares outstanding -- basic and diluted....   112,816    109,778       98,807
                                                              ========   ========   ==========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                      CONVERTIBLE
                                       REDEEMABLE
                                    PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                   ------------------   ------------------    PAID-IN                ACCUMULATED
                                   SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL     WARRANTS     DEFICIT        TOTAL
                                   ------   ---------   -------   --------   ----------   --------   -----------   -----------
Balance, January 1, 2000.........   7,396   $ 358,968    88,743   $ 88,743   $  756,615   $11,539    $  (184,286)  $ 1,031,579
Exercise of warrants.............                            92         92        1,772      (271)                       1,593
Conversion of 8% Series A
  convertible redeemable
  preferred stock................                 (10)        1          1            9
Conversion of 9% Series B
  convertible redeemable
  preferred stock................     (41)     (2,014)       80         80        1,934
Issuance of common stock.........                        17,346     17,346      335,095                                352,441
Exercise of stock options........                            26         26          266                                    292
Dividends on convertible
  redeemable preferred stock.....                         1,737      1,737        5,957                  (30,730)      (23,036)
Change in fair value of stock
  compensation for the benefit of
  Globalstar.....................                                               (20,393)                               (20,393)
Net loss.........................                                                                     (2,029,123)   (2,029,123)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2000.......   7,355     356,944   108,025    108,025    1,081,255    11,268     (2,244,139)     (686,647)
Conversion of 8% Series A
  convertible redeemable
  preferred stock................     (38)     (1,829)       81         81        1,748
Conversion of 9% Series B
  convertible redeemable
  preferred stock................  (1,265)    (61,387)    2,437      2,437       58,950
Classification of convertible
  redeemable preferred stock
  outside equity.................  (4,539)   (220,296)                                                                (220,296)
Dividends on convertible
  redeemable preferred stock.....                                                                        (26,562)      (26,562)
Net loss.........................                                                                       (142,298)     (142,298)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2001.......   1,513      73,432   110,543    110,543    1,141,953    11,268     (2,412,999)   (1,075,803)
Conversion of 8% Series A
  convertible redeemable
  preferred stock................      (2)       (102)        5          5           97
Conversion of 9% Series B
  convertible redeemable
  preferred stock................  (1,304)    (63,273)    2,511      2,511       60,762
Classification of convertible
  redeemable preferred stock
  outside equity.................     359      17,431                                                                   17,431
Dividends on convertible
  redeemable preferred stock.....                                                                        (19,671)      (19,671)
Net loss.........................                                                                        (55,173)      (55,173)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2002.......     566   $  27,488   113,059   $113,059   $1,202,812   $11,268    $(2,487,843)  $(1,133,216)
                                   ======   =========   =======   ========   ==========   =======    ===========   ===========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002       2001         2000
                                                              --------   ---------   -----------
Operating activities:
  Net loss..................................................  $(55,173)  $(142,298)  $(2,029,123)
  Equity in net loss applicable to ordinary partnership
    interests of Globalstar, L.P. ..........................    55,173     142,298     1,667,761
  Equity in net loss applicable to preferred partnership
    interests of Globalstar, L.P. ..........................                    --       356,944
  Amortization of excess carrying value in Globalstar,
    L.P. ...................................................                    --        31,840
  Dividends accrued on redeemable preferred partnership
    interests...............................................        --          --         3,323
                                                              --------   ---------   -----------
  Net cash provided by operating activities.................        --          --        30,745
                                                              --------   ---------   -----------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
    L.P. ...................................................                            (354,326)
                                                              --------   ---------   -----------
  Net cash used in investing activities.....................        --          --      (354,326)
                                                              --------   ---------   -----------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
    of options and warrants.................................                    --         1,885
  Net proceeds from sale of common stock....................                    --       352,441
  Payment of preferred stock dividends......................                    --       (30,745)
                                                              --------   ---------   -----------
  Net cash provided by financing activities.................        --          --       323,581
                                                              --------   ---------   -----------
Net increase in cash and cash equivalents...................        --          --            --
Cash and cash equivalents, beginning of period..............        --          --            --
                                                              --------   ---------   -----------
Cash and cash equivalents, end of period....................  $     --   $      --   $        --
                                                              ========   =========   ===========
Noncash transactions:
  Common stock issued upon conversion of convertible
    preferred securities and related interest and dividend
    make-whole payments.....................................  $ 63,375   $  63,216   $     2,024
                                                              ========   =========   ===========
  Change in fair value of stock compensation for the benefit
    of Globalstar...........................................                         $   (20,393)
                                                                                     ===========
  Common stock issued in lieu of cash payment to preferred
    stockholders............................................                         $     7,694
                                                                                     ===========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. GTL's sole business is acting as a general partner of Globalstar, L.P. ("Globalstar"), a Delaware limited partnership, which was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     As of December 31, 2002, GTL owned 27,911,240 (42.4%) of Globalstar's 65,848,740 outstanding ordinary partnership interests, 100% of Globalstar's outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of Globalstar's outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") (see Note 5).

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

     Loral QUALCOMM Satellite Services, L.P. ("LQSS"), an affiliate of Loral Space & Communications Ltd. ("Loral"), is the managing general partner of Globalstar. As of December 31, 2002, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of GTL's outstanding common stock.

2. BASIS OF PRESENTATION

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court ("Bankruptcy Court") for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. It has been GTL's view that any hope of providing a rights offering or other element of value to its shareholders is enhanced by not filing for bankruptcy at this time. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     On January 14, 2003, Globalstar and the Creditors' Committee reached an agreement with New Valley Corporation ("New Valley") providing for debtor-in-possession financing (the "New Valley DIP Facility") of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors' Committee informed Globalstar and New Valley that the Creditors' Committee would not support

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

approval of the New Valley investment, but that a consortium including certain individual members of the Creditors' Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley's withdrawal on February 4, 2003.

     On February 14, 2003, Globalstar and the consortium of lenders (the "DIP Lenders") reached agreement on debtor-in-possession financing of $10 million (the "DIP Facility") and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. As a condition to the DIP Lenders obligation to fund draws by Globalstar under the DIP Facility in excess of $2.0 million, among other things (i) Globalstar was required to secure from Loral/QUALCOMM Partnership, L.P. ("LQP") a pledge in favor of the DIP Lenders of LQP's ownership interest in the outstanding stock of L/Q Licensee, Inc. ("L/Q Licensee"), and (ii) Globalstar was required to reach an agreement, satisfactory to the DIP Lenders, with respect to specified matters relating to Loral and certain of its affiliates (the conditions set forth in clauses (i) and (ii) above, collectively, the "Loral Condition"). The Loral Condition was initially required to be satisfied by March 7, 2003, but the DIP Facility was amended to extend the deadline for meeting the Loral Condition to March 21, 2003. The Loral Condition was satisfied prior to the extended deadline.

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar or the purchase of Globalstar's assets. March 21, 2003 was the deadline set for the submission of investment proposals by the qualified bidders. Globalstar, in consultation with the Creditors' Committee, expects to choose the highest and best investment proposal in early-April and to file a modified plan of reorganization with the Bankruptcy Court shortly thereafter. No assurance can be given as to whether this auction process will ultimately lead to a successful restructuring of Globalstar.

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. In 2000, Globalstar's losses reduced GTL's investment in Globalstar's ordinary and preferred partnership interests to a book value of zero. Accordingly, GTL discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2002. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, LQSS, the other general partner of Globalstar, filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

that is recourse to general partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $880.8 million.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Stock Based Compensation

     GTL accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

     The following table illustrates the effect on GTL's reported net loss applicable to common shareholders and net loss per share if GTL had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                               2002       2001        2000
                                                              -------   --------   ----------
Net loss, as reported.......................................  $74,844   $168,860   $2,059,853
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards.....    4,138      9,748       12,495
                                                              -------   --------   ----------
Pro-forma net loss..........................................  $78,982   $178,608   $2,072,348
                                                              =======   ========   ==========
Reported basic and diluted earnings per common share........  $  0.66   $   1.54   $    20.85
                                                              =======   ========   ==========
Pro-forma basic and diluted earnings per common share.......  $  0.70   $   1.63   $    20.97
                                                              =======   ========   ==========

  Income Taxes

     GTL is incorporated in Bermuda. Bermuda does not levy tax on income, profits or capital gains. As a partner in Globalstar, however, GTL will be subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the U.S. and may be subject to tax in some foreign jurisdictions on portions of its share of the partnership's foreign source income. Commencing with its investment in Globalstar, GTL has been allocated its proportionate share of partnership tax losses.

  Earnings Per Share

     Due to GTL's net losses in 2002, 2001 and 2000, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011, (the "8% Preferred Stock") into 9.4 million common shares for 2002 and 2001 and 9.5 million for 2000, (see Note 5); (ii) the assumed conversion of GTL's

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9% Series B convertible redeemable preferred stock, due 2011, (the "9% Preferred Stock") into 0.8 million, 4.0 million, and 5.7 million common shares for 2002, 2001 and 2000, respectively, (see Note 5); and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million, 12.0 million and 10.5 million common shares for 2002, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for 2002, 2001 and 2000.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4. SENIOR NOTE WARRANTS

     As of December 31, 2002, there were outstanding warrants to purchase 3,814,897 shares of GTL common stock relating to Globalstar's senior notes, which were exercisable at a price of $17.394 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

5. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The 8% Preferred Stock and 9% Preferred Stock of GTL have mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock, or a combination of both. Based upon the price of GTL's common stock at December 31, 2002 and 2001, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, GTL classified $202,865,000 and $220,296,000 as of December 31, 2002 and 2001, respectively, of the 8% Preferred Stock and 9% Preferred Stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding the end of the period (approximately $0.06 and $0.16, as of December 31, 2002 and 2001, respectively). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% Preferred Stock and 9% Preferred Stock outstanding at the time of the redemption. The amount of the 8% Preferred Stock and 9% Preferred Stock classified outside the shareholders' deficit section will vary in future periods depending on these variables. No dividends have been paid on this preferred stock since December 31, 2000.

  8% Preferred Stock

     In 1999, GTL sold seven million shares (face amount of $50 per share) of 8% Preferred Stock. Dividends accrue at 8% per annum and are payable quarterly. The 8% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. Loral purchased 3 million shares ($150 million face amount) of the 8% Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar. GTL used the net proceeds of approximately $340 million to purchase seven million units ($50 per unit face amount) of Globalstar's 8% RPPIs, which have terms substantially similar to those of the 8% Preferred Stock.

     The 8% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 8% Preferred Stock ranks pari passu with the 9% Preferred Stock and senior to common stock and to all other future series of preferred stock or other classes of

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 8% Preferred Stock. Prior to its mandatory redemption date, the 8% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002. Payments due on the 8% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In January 2001, GTL suspended dividend payments on the 8% Preferred Stock. Under the terms of the 8% Preferred Stock, if accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 8% Preferred Stock will have the right to elect up to two additional members to GTL's Board of Directors. Dividends had not been paid for six consecutive quarters on May 15, 2002. As of December 31, 2002, this right had not been exercised.

     In 2002, 2,100 shares of the 8% Preferred Stock were converted into 4,508 shares of GTL common stock. As a result of such conversions, the 2,100 8% RPPIs were converted into 1,113 Globalstar ordinary partnership interests. As of December 31, 2002, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 15, 2011. The remaining shares of 8% Preferred Stock outstanding at December 31, 2002 were convertible into 9,365,807 shares of GTL common stock.

  9% Preferred Stock

     In 1999, GTL sold three million shares (face amount of $50 per share) of 9% Preferred Stock. Dividends accrue at 9% per annum and are payable quarterly. The 9% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $25.9569 per share, subject to adjustment for certain antidilution events. GTL used the net proceeds of approximately $145 million to purchase three million units (face amount of $50 per unit) of Globalstar's 9% RPPIs, which have terms substantially similar to those of the 9% Preferred Stock.

     The 9% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 9% Preferred Stock ranks pari passu with the 8% Preferred Stock and senior to common stock and to all other future series of Preferred Stock, or other classes of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 9% Preferred Stock. Prior to its mandatory redemption date, the 9% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in December 2002. Payments due on the 9% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In January 2001, GTL suspended dividend payments on the 9% Preferred Stock. Under the terms of the 9% Preferred Stock, if accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 9% Preferred Stock will have the right to elect up to two additional members to GTL's Board of Directors. Dividends had not been paid for six consecutive quarters on June 1, 2002. As of December 31, 2002, this right had not been exercised.

     In 2002, 1,303,933 shares of 9% Preferred Stock were converted into 2,511,766 shares of GTL common stock. As a result of such conversions, the 1,303,933 9% RPPIs were converted into 620,189 Globalstar ordinary partnership interests. As of December 31, 2002, the 9% Preferred Stock had an aggregate liquidation preference equal to its $20 million aggregate redemption value and a mandatory redemption date of December 1, 2011. The remaining shares of 9% Preferred Stock outstanding at December 31, 2002 were convertible into 750,213 shares of GTL common stock.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. SHAREHOLDERS' EQUITY

  Common Stock

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     Partners in Globalstar have the right to exchange their ordinary partnership interests for common stock of GTL on an approximate one-for-four basis following Globalstar's commencement of service date and after at least two consecutive quarters of positive net income, subject to certain annual limitations. GTL has reserved approximately 153.7 million shares for this purpose.

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

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though GTL had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations for the purpose of estimating the fair value of options (see Note 3) were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2002, 2001 and 2000; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Plan for 2002, 2001 and 2000 is presented below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                                SHARES      PRICE
                                                              ----------   --------
Outstanding at January 1, 2000..............................   4,643,800    $20.03
Granted (weighted average fair value of $4.04 per share)....   4,566,250      9.76
Forfeited...................................................    (984,750)    16.29
Exercised...................................................     (26,300)    10.72
                                                              ----------    ------
Outstanding at December 31, 2000............................   8,199,000     14.79
Granted.....................................................          --        --
Forfeited...................................................  (1,745,638)    15.50
Exercised...................................................          --        --
                                                              ----------    ------
Outstanding at December 31, 2001............................   6,453,362     14.46
Granted.....................................................          --        --
Forfeited...................................................  (1,044,795)    14.09
Exercised...................................................          --        --
                                                              ----------    ------
Outstanding at December 31, 2002............................   5,408,567    $14.96
                                                              ==========    ======
Outstanding at December 31, 2001............................   2,425,071    $11.87
                                                              ==========    ======
Outstanding at December 31, 2000............................   1,123,816    $14.20
                                                              ==========    ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. During 2000, GTL granted stock options to certain non-employees to purchase 167,000 shares of GTL common stock. The fair value of such options totaled approximately $290,000 which has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock. As of December 31, 2002, 4,490,733 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2002:

                                                   OUTSTANDING                      EXERCISABLE
                                       ------------------------------------    ---------------------
                                                     WEIGHTED
                                                      AVERAGE      WEIGHTED                 WEIGHTED
                                                     REMAINING     AVERAGE                  AVERAGE
                                                    CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE                    NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------                   ---------    -----------    --------    ---------    --------
$ 3.01 to $ 4.64.....................    198,000       4.03         $ 4.11       195,333     $ 4.13
$ 4.65 to $17.15.....................  3,156,617       6.81           9.73     2,336,892       9.96
$17.16 to $29.03.....................  1,809,450       6.12          23.11     1,058,200      23.28
$29.04 to $31.41.....................    244,500       6.21          30.98       193,750      31.00
                                       ---------                               ---------
                                       5,408,567       6.45         $14.96     3,784,175     $14.46
                                       =========                               =========

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     GTL and Globalstar have agreed that upon the exercise of options under the Plan, GTL will use the proceeds from the issuance of GTL common stock pursuant to such option exercises to purchase one Globalstar ordinary partnership interest for approximately every four shares of common stock issued to an optionee. During 2000, GTL purchased 6,825 Globalstar ordinary partnership interests with such proceeds. No ordinary partnership interests were purchased during 2002 or 2001.

7. INCOME TAXES

     As a partner in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. To the extent that these losses are effectively connected with the conduct of a trade or business in the U.S., they will be available as a carryforward to offset GTL's share of Globalstar's income that may be subject to U.S. tax in the future. As of December 31, 2002, GTL had approximately $746.2 million of such effectively connected losses available for carryforward which expire at varying dates from 2010 through 2021.

     Since the ultimate realization of these tax loss carryforwards depends upon the ability of Globalstar to generate sufficient U.S. income in the future, GTL has established a 100% valuation allowance against the deferred tax asset related to these loss carryforwards. Accordingly, no income tax expense or benefit is included in GTL's statements of operations and net deferred taxes are zero at December 31, 2002 and 2001.

8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                     ----------------------------------------------
                                                     MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                                     ---------    --------    ---------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar..............   $18,819     $ 9,151      $ 8,861     $18,342
Net loss...........................................    18,819       9,151        8,861      18,342
Net loss applicable to common shareholders.........    24,104      13,946       13,657      23,137
Net loss per share -- basic and diluted............       .22         .12          .12         .20
2001:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar..............   $25,983     $37,709      $29,925     $48,681
Net loss...........................................    25,983      37,709       29,925      48,681
Net loss applicable to common shareholders.........    33,362      44,302       36,235      54,961
Net loss per share -- basic and diluted............       .31         .40          .33         .50

9. COMMITMENTS AND CONTINGENCIES

     On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P. (a Debtor-in-Possession):

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a limited partnership) and its subsidiaries (collectively, the "Partnership") (a Debtor-in-Possession) as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Partnership has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to the partnership interests, the effect of any changes that may be made in the capitalization of the Partnership; or (d) as to the operations, the effect of any changes that may be made in its business.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, on February 15, 2002, the Partnership filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. These factors, among others, raise substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2003 (March 25, 2003 as to the fourth and fifth paragraph of Note 2 and Note 20)

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    15,284    $    55,625
  Accounts receivable, net of allowance of $2,030 at
    December 31, 2002 and $2,158 at December 31, 2001.......        4,687          2,282
  Inventory.................................................        1,294          1,090
  Prepaid expenses and other current assets.................        7,899         12,971
                                                              -----------    -----------
    Total current assets....................................       29,164         71,968
                                                              -----------    -----------
Property and equipment:
  Globalstar System, net....................................      198,756        229,774
  Other property and equipment, net.........................        2,143          2,216
                                                              -----------    -----------
                                                                  200,899        231,990
                                                              -----------    -----------
Additional spare satellites.................................       24,236         23,823
Production gateways, net of allowance of $18,943 at December
  31, 2002 and $20,212 at December 31, 2001.................       12,553         28,151
Deferred financing costs....................................           --         68,330
Other assets, net...........................................       27,522         32,129
                                                              -----------    -----------
    Total assets............................................  $   294,374    $   456,391
                                                              ===========    ===========
LIABILITIES AND PARTNERS' (DEFICIT)
Current liabilities:
  Term loans payable to affiliates..........................  $        --    $   400,000
  Revolving credit facility to affiliates...................           --        100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................           --      1,417,942
  Accounts payable..........................................        2,522          3,752
  Payable to affiliates.....................................        7,745         35,111
  Vendor financing liability................................           --        814,246
  Dividends payable.........................................           --         29,870
  Accrued expenses..........................................        6,419         42,524
  Accrued interest..........................................           --        246,871
  Deferred revenue..........................................        2,365             --
                                                              -----------    -----------
    Total current liabilities...............................       19,051      3,090,316
                                                              -----------    -----------
Deferred revenues...........................................           --         31,359
Vendor financing liability, net of current portion..........           --         55,139
Accrued interest on notes payable...........................           --         32,320
Notes payable...............................................           --        150,000
Notes payable to affiliates.................................           --         95,010
                                                              -----------    -----------
    Total noncurrent liabilities............................           --        363,828
                                                              -----------    -----------
Liabilities subject to compromise...........................    3,425,921             --
Commitments and contingencies (Note 10 and 19)
Partners' (deficit):
  8% Series A convertible redeemable preferred partnership
    interests (4,356,295 and 4,358,395 interests outstanding
    at December 31, 2002 and 2001, respectively, $218
    million redemption value at December 31, 2002 and
    2001....................................................           --             --
  9% Series B convertible redeemable preferred partnership
    interests (389,500 and 1,693,433 interests outstanding
    at December 31, 2002 and 2001, respectively, $20 million
    and $85 million redemption value at December 31, 2002
    and 2001, respectively).................................           --             --
  Ordinary general partnership interests (45,910,604 and
    45,289,938 interests outstanding at December 31, 2002
    and 2001, respectively).................................   (3,114,193)    (2,961,347)
  Ordinary limited partnership interests (19,937,500
    interests outstanding at December 31, 2002 and 2001)....     (239,740)      (239,740)
  Unearned compensation.....................................           --             (1)
  Warrants..................................................      203,335        203,335
                                                              -----------    -----------
    Total partners' (deficit)...............................   (3,150,598)    (2,997,753)
                                                              -----------    -----------
    Total liabilities and partners' (deficit)...............  $   294,374    $   456,391
                                                              ===========    ===========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              2002        2001         2000
                                                            --------    --------    ----------
Revenues:
  Service.................................................  $ 17,182    $  6,195    $    2,223
  Subscriber equipment....................................     7,457         152            --
  Royalty income..........................................        --          57         1,427
                                                            --------    --------    ----------
          Total revenue...................................    24,639       6,404         3,650
                                                            --------    --------    ----------
Operating expenses:
  Cost of subscriber equipment............................     5,650         130            --
  Operations..............................................    26,379      56,074       127,969
  Marketing, general and administrative...................    39,104     101,392        80,705
  Restructuring...........................................     7,694      12,035            --
  Launch termination costs................................    18,379          --            --
  Impairment of assets....................................        --          --     2,939,790
  Depreciation and amortization...........................    30,904      35,554       327,938
                                                            --------    --------    ----------
          Total operating expenses........................   128,110     205,185     3,476,402
                                                            --------    --------    ----------
Operating loss............................................   103,471     198,781     3,472,752
Interest income...........................................       101       4,513        16,490
Interest expense..........................................    46,523     381,170       329,163
                                                            --------    --------    ----------
Loss before taxes.........................................   149,893     575,438     3,785,425
Income tax expense........................................        66          73           246
                                                            --------    --------    ----------
Net loss..................................................   149,959     575,511     3,785,671
Preferred distributions on redeemable preferred
  partnership interests...................................     2,887      26,562        30,730
                                                            --------    --------    ----------
Net loss applicable to ordinary partnership interests.....  $152,846    $602,073    $3,816,401
                                                            ========    ========    ==========
Net loss per ordinary partnership interest -- basic and
  diluted.................................................  $   2.32    $   9.26    $    61.23
                                                            ========    ========    ==========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted........................    65,789      65,040        62,325
                                                            ========    ========    ==========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)

                                                 CONVERTIBLE
                                                 REDEEMABLE      GENERAL       LIMITED
                                                  PREFERRED     ORDINARY      ORDINARY
                                                 PARTNERSHIP   PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                  INTERESTS     INTERESTS     INTERESTS    COMPENSATION   WARRANTS      TOTAL
                                                 -----------   -----------   -----------   ------------   --------   -----------
Capital balances -- January 1, 2000............   $ 358,968    $   481,616    $  34,914      $(16,754)    $169,585   $ 1,028,329
Exercise of warrants (23 interests)............                      1,864                                    (271)        1,593
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                                      95                                       95
Sale of ordinary partnership interests in
  connection with GTL stock option exercises (7
  interests)...................................                        293                                                   293
Sale of ordinary partnership interests in
  connection with GTL common stock
  issuance -- February 2000 (1,988
  interests)...................................                    268,471                                               268,471
Sale of ordinary partnership interests in
  connection with GTL stock
  issuance -- September & October 2000 (1,000
  interests)...................................                     27,769                                                27,769
Sale of ordinary partnership interests from
  partner's equity financing -- September 2000
  (1,295 interests)............................                     56,200                                                56,200
Conversion of 9% Series B convertible
  redeemable preferred partnership interests
  into ordinary partnership interests and
  related payment of dividend in stock (269
  interests)...................................      (2,014)         5,344                                                 3,330
Warrants issued for ordinary partnership
  interests in exchange for debt guarantee.....                                                             34,442        34,442
Conversion of 8% Series A convertible
  redeemable preferred partnership interests
  into ordinary partnership interests and
  related payment of dividend in stock (180
  interests)...................................         (10)         4,374                                                 4,364
Change in fair value of stock compensation for
  the benefit of Globalstar....................                    (20,393)                    20,393
Amortization of unearned compensation..........                                                (3,699)                    (3,699)
Net loss applicable to ordinary partnership
  interests -- year ended December 31, 2000....    (356,944)    (3,184,708)    (274,749)                              (3,816,401)
                                                  ---------    -----------    ---------      --------     --------   -----------
Capital balances -- December 31, 2000..........          --     (2,359,170)    (239,740)          (60)     203,756    (2,395,214)
Warrants issued for ordinary partnership
  interests in exchange for debt guarantee.....                                                               (421)         (421)
Conversion of 8% Series A convertible
  redeemable preferred partnership interests
  (20 interests)...............................          --             --
Conversion of 9% Series B convertible
  redeemable preferred partnership interests
  (602 interests)..............................          --             --
Change in fair value of stock compensation for
  the benefit of Globalstar....................                       (104)                       104
Amortization of unearned compensation..........                                                   (45)                       (45)
Net loss applicable to ordinary partnership
  interests -- year ended December 31, 2001....                   (602,073)                                             (602,073)
                                                  ---------    -----------    ---------      --------     --------   -----------
Capital balances -- December 31, 2001..........          --     (2,961,347)    (239,740)           (1)     203,335    (2,997,753)
Conversion of 8% Series A convertible
  redeemable preferred partnership interests (1
  interest)....................................          --             --
Conversion of 9% Series B convertible
  redeemable preferred partnership interests
  (620 interests)..............................          --             --
Amortization of unearned compensation..........                                                     1                          1
Net loss applicable to ordinary partnership
  interests -- year ended December 31, 2002....                   (152,846)                                             (152,846)
                                                  ---------    -----------    ---------      --------     --------   -----------
Capital balances -- December 31, 2002..........   $      --    $(3,114,193)   $(239,740)     $     --     $203,335   $(3,150,598)
                                                  =========    ===========    =========      ========     ========   ===========

                See notes to consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                2002          2001           2000
                                                              ---------    -----------    -----------
Operating activities:
 Net loss...................................................  $(149,959)   $  (575,511)   $(3,785,671)
 Impairment of assets.......................................         --             --      2,939,790
 Launch termination costs...................................     18,379             --             --
 Loss on failed satellites and disposal of fixed assets.....      3,553          1,392             --
 Provision for gateway receivables..........................      9,494         20,212             --
 Provision for doubtful accounts............................       (136)         9,419             --
 Provision for inventory....................................         --          5,471             --
 Amortization of unearned compensation......................          1            (45)        (3,604)
 Depreciation and amortization..............................     30,904         35,554        327,938
 Non-cash interest..........................................      8,388         66,426         63,809
 Changes in operating assets and liabilities:
   Accounts receivable......................................       (416)        (3,504)          (422)
   Inventory................................................      2,319            130             --
   Prepaid expenses and other current assets................      2,342        (13,039)        (2,720)
   Other assets.............................................       (142)          (401)        (2,090)
   Accounts payable.........................................       (188)       (10,146)         6,174
   Payable to affiliates....................................     (1,054)        11,278        (25,027)
   Accrued expenses.........................................      2,451         23,204          1,479
   Accrued interest and other...............................     38,125        315,705         12,462
   Deferred revenue.........................................     (2,074)        (6,593)        12,141
                                                              ---------    -----------    -----------
     Net cash used in operating activities..................    (38,013)      (120,448)      (455,741)
                                                              ---------    -----------    -----------
Investing activities:
 Globalstar System..........................................         --         (4,364)       (23,305)
 Payable to affiliates for Globalstar System................         --         (7,673)       (31,399)
 Accounts payable...........................................         --           (253)        (3,536)
 Vendor financing liability.................................         --             --         94,543
                                                              ---------    -----------    -----------
 Cash provided by (used for) Globalstar System..............         --        (12,290)        36,303
 Advances for production gateways and user terminals........         --         (2,120)      (163,547)
 Cash receipts for production gateways and user terminals...        283          3,609        111,875
 Receipt and use of restricted cash, net....................         --         22,448         23,798
 Additional spare satellites, net of vendor financing.......         --         (8,505)      (100,688)
 Construction in progress...................................       (326)            --             --
 Purchases of property and equipment........................       (394)          (604)        (2,897)
 Acquisition, net of cash acquired..........................     (1,891)         1,371             --
                                                              ---------    -----------    -----------
   Net cash provided by (used in) investing activities......     (2,328)         3,909        (95,156)
                                                              ---------    -----------    -----------
Financing activities:
 Sale of ordinary partnership interests upon exercise of
   options and warrants.....................................         --             --        354,326
 Repayment of vendor financing..............................         --         (2,237)       (83,652)
 Distributions on redeemable preferred partnership
   interests................................................         --             --        (23,051)
 Borrowings under credit facilities.........................         --             --        350,000
                                                              ---------    -----------    -----------
   Net cash provided by (used in) financing activities......         --         (2,237)       597,623
                                                              ---------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........    (40,341)      (118,776)        46,726
Cash and cash equivalents, beginning of period..............     55,625        174,401        127,675
                                                              ---------    -----------    -----------
Cash and cash equivalents, end of period....................  $  15,284    $    55,625    $   174,401
                                                              =========    ===========    ===========
Noncash transactions:
 Receivables offset by payables and notes payable...........  $  (2,391)   $   (11,314)
                                                              =========    ===========
 Issuance of notes to guarantors for repayment of revolving
   credit line..............................................                              $   250,000
                                                                                          ===========
 Payables to affiliates converted into vendor financing.....                              $  (368,259)
                                                                                          ===========
 Distributions on redeemable preferred partnership interests
   on GTL common stock......................................                              $    (7,694)
                                                                                          ===========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payments.............................                              $     2,024
                                                                                          ===========
 Warrants issued in connection with QUALCOMM vendor
   financing................................................               $      (421)   $    34,442
                                                                           ===========    ===========
 Dividends accrued..........................................  $   2,887    $    26,562    $       (15)
                                                              =========    ===========    ===========
 Change in fair value of stock compensation for the benefit
   of Globalstar............................................               $       104    $   (20,393)
                                                                           ===========    ===========

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

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, Loral/ QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 2002, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. In 1995, the United States Federal Communications Commission (the "FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar.

     GTL was incorporated in 1994 as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of December 31, 2002, GTL owned 27,911,240 (42.4%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests (the "RPPIs").

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

2. BASIS OF PRESENTATION

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court ("Bankruptcy Court") for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. Also, on February 15, 2002, the managing general partner of Globalstar, LQSS, filed a voluntary petition in Delaware under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These factors, among others, raise substantial doubt about Globalstar's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION or otherwise require repayment of Globalstar's pre-petition liabilities are stayed under Section 362(a) of the Bankruptcy Code while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

     On January 14, 2003, Globalstar and the Creditors' Committee reached an agreement with New Valley Corporation ("New Valley") providing for debtor-in-possession financing (the "New Valley DIP Facility") of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors' Committee informed Globalstar and New Valley that the Creditors' Committee would not support approval of the New Valley investment, but that a consortium including certain individual members of the Creditors' Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley's withdrawal on February 4, 2003.

     On February 14, 2003, Globalstar and the consortium of lenders (the "DIP Lenders") reached agreement on debtor-in-possession financing of $10 million (the "DIP Facility") and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. As a condition to the DIP Lenders obligation to fund draws by Globalstar under the DIP Facility in excess of $2.0 million, among other things (i) Globalstar was required to secure from Loral/QUALCOMM Partnership, L.P. ("LQP") a pledge in favor of the DIP Lenders of LQP's ownership interest in the outstanding stock of L/Q Licensee, Inc. ("L/Q Licensee"), and (ii) Globalstar was required to reach an agreement, satisfactory to the DIP Lenders, with respect to specified matters relating to Loral and certain of its affiliates (the conditions set forth in clauses (i) and (ii) above, collectively, the "Loral Condition"). The Loral Condition was initially required to be satisfied by March 7, 2003, but the DIP Facility was amended to extend the deadline for meeting the Loral Condition to March 21, 2003. The Loral Condition was satisfied prior to the extended deadline.

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar or the purchase of Globalstar's assets. March 21, 2003 was the deadline set for the submission of investment proposals by the qualified bidders. Globalstar, in consultation with the Creditors' Committee, expects to choose the highest and best investment proposal in early-April and to file a modified plan of reorganization with the Bankruptcy Court shortly thereafter. No assurance can be given as to whether this auction process will ultimately lead to a successful restructuring of Globalstar.

     Globalstar has developed a business plan in connection with its restructuring; the business plan will be an integral part of Globalstar's plan of reorganization. The business plan, which is predicated on an infusion of funds, assumes the consolidation of certain Globalstar service provider operations into a new Globalstar company ("New Globalstar"). Several of the acquisitions contemplated in the business plan

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION were completed during 2001 and 2002. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar System and allowed for increased geographic coverage and pricing coordination in Globalstar's service offerings and pricing. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability (see Note 4).

     Globalstar has incurred cumulative partnership losses of $5.21 billion through December 31, 2002, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Since the Petition Date, Globalstar's consolidated financial statements have been prepared in compliance with Statement of Position ("SOP 90-7") on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the American Institute of Certified Public Accountants. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been fixed by the Bankruptcy Court. Debt obligations have not been adjusted to reorganization values since the Bankruptcy Court has not yet confirmed a plan of reorganization. Management expects that the allowed claims will be established near the date that a final plan of reorganization is confirmed by the Bankruptcy Court and pre-petition liabilities will be adjusted as the claims are resolved.

     Adjusting the debt obligations to redemption values may result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

  Pre-petition Debt, Accrued Interest, and Dividends Payable

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense on pre-petition debt will not be paid during the bankruptcy proceeding and is not expected to be an allowed claim; therefore, $266.2 million of interest on pre-petition debt has not been recorded since the Petition Date. In addition, $15.0 million and $41.0 million of amortization have not been recorded since the Petition Date on the debt discounts and premiums and deferred financing costs, respectively. Dividends of $16.8 million on RPPIs since the Petition Date have not been accrued or recorded as these amounts are not expected to be allowed claims.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Use of Estimates in Preparation of Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Globalstar and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

  Concentration of Credit Risk

     Financial instruments which potentially subject Globalstar to concentrations of credit risk are cash and cash equivalents. Globalstar's cash and cash equivalents are maintained with high-credit-quality financial institutions. The creditworthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks.

  Inventory

     Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at lower of cost or market. Cost is computed using a standard cost, which approximates acquisition cost on a first-in, first-out basis. Globalstar provides inventory allowances for inventories with a lower market value or which is slow moving. Unsalable inventory is written off.

     In connection with the Vodafone and TE.S.A.M. transactions (see Note 4), Globalstar acquired a large number of user terminals and accessories. Management allocated value only to inventory for which Globalstar forecasts usage through 2003. There is no alternative market for these products.

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Globalstar System

     The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low-earth orbit satellites, including in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground Segment").

     Losses from in-orbit failures of Globalstar's satellites, net of insurance proceeds, are recorded in the period it is determined that the satellite is not recoverable.

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

  Additional Spare Satellites

     Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2002, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Seven of the eight have been completed, and all eight are in storage in California. Depreciation of these assets will not begin until the satellites are placed in service.

  Production Gateways

     These assets include $12.6 million and $28.2 million in net receivables at December 31, 2002 and 2001, respectively, from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of December 31, 2002, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of December 31, 2002, Globalstar has reserved $18.9 million of the production gateway receivables.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with these facilities. Prior to the Petition Date, these costs were classified as long term assets and were being amortized over the terms of the credit facilities as interest expense. Globalstar ceased the amortization of the costs on the Petition Date as the value of the debt has not been confirmed by the Bankruptcy Court. The amortization expense that otherwise would have been recorded from the Petition Date through December 31, 2002 is $41.0 million. As of December 31, 2002, the deferred financing costs have been offset with the related debt and included in the liabilities subject to compromise.

  Other Assets

     Other assets primarily include the fair value of warrants issued to China Telecom (see Note 12) and expenditures, including license fees, legal fees and direct engineering and other technical support, for

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION obtaining the required FCC licenses. Such amounts are amortized over periods of up to 10 years, the expected life of the first generation satellites. Accumulated amortization totaled $9.7 million at December 31, 2002.

  Deferred Revenues

     Customer activation fees are deferred and recognized over one year, the average life of the customer contract. Globalstar service providers purchased approximately $11.7 million of gross advance minutes ($8.8 million net of 25% discount). Approximately $2.2 million of these gross advance minutes were recognized as service revenue during the year ended December 31, 2002. Prior to the Petition Date, deferred revenues included the advance payments from Globalstar's strategic partners to secure exclusive rights to Globalstar service territories and related to promotional programs. These advance payments were recoverable by the service providers, through credits against certain service fees payable to Globalstar, but since the Petition Date they have been classified as liabilities subject to compromise.

  Preferred Partnership Distributions

     Distributions are accrued on RPPIs at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Note 12). Since the Petition Date, the distributions on RPPIs are no longer accrued. The distributions that otherwise would have been recorded from the Petition Date through December 31, 2002 are $16.8 million.

  Stock-Based Compensation

     Globalstar accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations and complies with the disclosure provisions under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123").

     The following table illustrates the effect on Globalstar's reported net loss applicable to common shareholders and net loss per share if Globalstar had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                      2002         2001          2000
                                                    --------   ------------   ----------
Net loss, as reported.............................  $152,846     $602,073     $3,816,401
Less: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards..................................     4,138        9,748         12,495
                                                    --------     --------     ----------
Pro-forma net loss................................  $156,984     $611,821     $3,828,896
                                                    ========     ========     ==========
Reported basic and diluted earnings per common
  share...........................................  $   2.32     $   9.26     $    61.23
                                                    ========     ========     ==========
Pro-forma basic and diluted earnings per common
  share...........................................  $   2.39     $   9.41     $    61.43
                                                    ========     ========     ==========

  Revenue Recognition

     Globalstar owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers. Revenue from services to Globalstar service providers is recognized based upon airtime minutes processed and contractual fee arrangements. Service provider airtime revenue, resulting from recently acquired operations in North America (see Note 4), is recognized at the close of the monthly billing cycle for each customer. Where collectibility is uncertain, revenue is recognized on the cash basis.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Customer activation fees are deferred and recognized over one year, the average life of the customer contract. Service revenue is presented net of commissions paid to distributors ($1.3 million for the year ended December 31, 2002).

     Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss had passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable.

  Research and Development Expenses

     Globalstar's research and development costs were $1.9 million, $4.4 million and $5.3 million in 2002, 2001 and 2000, respectively, and are expensed as incurred as part of operating expenses.

  User Terminal Rebates and Subsidies

     In some cases Globalstar provides rebates to service providers that offer rebates to end users and subsidies to service providers for user terminal purchases from manufacturers. These rebates and subsidies are accounted for as marketing expenses as incurred. These rebates and other financial assistance are not linked to contractual service periods with either the service providers or end users and there is no pattern of billable minutes or revenue that suggests a linkage to these arrangements.

  Net Loss Allocation

     Net losses are allocated among the partners in proportion to their percentage interests until the adjusted capital account of a partner is reduced to zero, then in proportion to, and to the extent of, positive adjusted capital account balances and then to the general partners.

     Under the terms of Globalstar's partnership agreement, adjusted partners' capital accounts are calculated in accordance with the principles of United States Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

  Foreign Currency

     Globalstar uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. Gains or losses are recognized as a component of other comprehensive income. During the period ended December 31, 2002, net foreign currency transaction gains and losses were not material.

  Income Taxes

     Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Globalstar's corporate subsidiaries will provide for a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. As of December 31, 2002 and 2001, Globalstar's corporate subsidiaries have gross deferred tax assets of approximately $6.1 million and $0.8 million, respectively. A valuation reserve has been set up to reserve 100% of the deferred tax assets due to concerns about the ability to generate sufficient income to be able to utilize the assets.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for 2002, 2001 and 2000, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% RPPIs into 2.3 million ordinary partnership interests for 2002, 2001 and 2000; (ii) the assumed conversion of the 9% RPPIs into 0.2 million, 1.0 million and 1.4 million ordinary partnership interests for 2002, 2001 and 2000, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL's outstanding options and warrants, totaling 10.8 million for 2002 and 2001, and
9.3 million ordinary partnership interests for 2000, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 2002, 2001 and 2000.

  Comprehensive Income

     Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of partners' capital (deficit), but are excluded from net loss. Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 was the same as net loss.

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. Globalstar will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. Globalstar does not expect that the adoption of FIN No. 45 will have an effect on its consolidated financial statements. Globalstar will adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002.

     In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material effect on Globalstar's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment to FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Globalstar adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

4. ACQUISITIONS

     In December 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc ("Vodafone") through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, completed on December 18, 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation, for $100 plus acquisition costs of $258,000. Globalstar has renamed the company Globalstar Satellite Services Inc. ("GSSI"). GSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a Nova Scotia corporation based in Ontario, Canada. The results of operations of GCSC, since December 2001, are presented in these consolidated financial statements. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange for a credit memo to offset expenses from an affiliated company. Loral's interest in GCSC is expected to be transferred to Globalstar as part of the Loral Settlement discussed below (see Note 20). However, there can be no assurances that the Loral Settlement will be effected.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

                                                              DECEMBER 18, 2001
                                                              -----------------
Current assets..............................................       $4,399
Receivables from affiliates.................................        2,134
Property and equipment......................................        1,720
                                                                   ------
     Total assets acquired..................................        8,253
                                                                   ------
Current liabilities.........................................        1,312
Payable to affiliates.......................................        6,683
                                                                   ------
     Total liabilities assumed..............................        7,995
                                                                   ------
     Net assets acquired....................................       $  258
                                                                   ======

     On August 19, 2002, the second transaction with Vodafone was completed to acquire the United States and Caribbean gateways and sales operations. A Globalstar subsidiary purchased all the outstanding equity interests of Globalstar USA, LLC ("GUSA"), a Delaware limited liability company, and all outstanding common shares of Globalstar Caribbean Ltd. ("GCL"), a Cayman Islands corporation, for $100 plus acquisition costs of $1.9 million. Included with the transaction was the transfer of the U.S. operating license for mobile satellite services. This transaction was part of Globalstar's plan to bring additional efficiencies to the operation of the Globalstar System. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

                                                              AUGUST 19, 2002
                                                              ---------------
Current assets..............................................      $3,806
                                                                  ------
     Total assets acquired..................................       3,806
                                                                  ------
Current liabilities.........................................       1,137
Payable to affiliates.......................................         778
                                                                  ------
     Total liabilities assumed..............................       1,915
                                                                  ------
     Net assets acquired....................................      $1,891
                                                                  ======

     The operating results of GCSC, GUSA and GCL, since the acquisition dates, are included in the consolidated statements. The following unaudited pro forma consolidated amounts give effect to the acquisitions of GUSA and GCL as if they had occurred on January 1, 2001 and GCSC as if it had occurred on January 1, 2000 by consolidating the results of operations with Globalstar's results for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per ordinary partnership interest amounts):

                                                 YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                              2002        2001         2000
                                            --------    --------    ----------
Revenue...................................  $ 32,685    $ 28,775    $   10,383
Net loss..................................  $155,793    $630,091    $3,828,368
Net loss per ordinary partnership
  interest -- basic and diluted...........  $   2.37    $   9.69    $    61.43
Shares used in per share
  calculation -- basic and diluted........    65,789      65,040        62,325

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been achieved had the combination been in effect at the beginning of the periods presented, or of future results of the operations of the entities.

     On July 2, 2002 Globalstar, through Globalstar Corporation, acquired TE.SA.M.'s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.'s limited partnership interests in Globalstar and TE.SA.M.'s remaining inventory. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability. Also, Globalstar reimbursed TE.SA.M. for the cost of operating the French gateway from March 1, 2002 through July 1, 2002 at a cost of approximately 400,000 Euros. The French gateway was operational, but was not producing revenues at the time of the purchase. Globalstar has restarted the European business and is earning limited revenue from the French gateway. TE.SA.M. is in the process of liquidating and has exited the Globalstar business. TE.SA.M. provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have executed letter agreements with Globalstar that define the terms under which they provide Globalstar services. As a result of the TE.SA.M transaction, net gateway receivables of $3.7 million were written off, $6.6 million in liabilities were forgiven, $1.6 million of inventory was purchased and $4.4 million of previously provided bad debt allowances were reversed.

5. PRODUCTION GATEWAYS

     In order to accelerate the deployment of gateways around the world, Globalstar agreed to help service providers finance approximately $80 million of the cost of the initial gateways. Globalstar entered into an agreement with QUALCOMM for the manufacture, deployment and maintenance of Globalstar gateways. Globalstar, in turn, invoiced the service providers for the contract costs plus a markup. As of December 31, 2002, the collection of $35.2 million of service provider gateway purchase receivables, which are secured by gateway assets, are deferred indefinitely, as well as $2.8 million of interest. Currently due under the production gateway purchase agreement are $4.1 million of gateway operational costs. The collection of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar will retain title to these gateways, subject to local restrictions. As of December 31, 2002, Globalstar has classified the production gateway purchase receivables as long-term assets and provided an allowance for doubtful collection of $18.9 million and $20.2 million as of December 31, 2002 and 2001, respectively.

6. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
                                                            (IN THOUSANDS)
Globalstar System......................................  $284,151    $288,206
Construction in progress...............................       326          --
Leasehold improvements.................................       388         434
Furniture and office equipment.........................     4,283       3,800
                                                         --------    --------
                                                          289,148     292,440
Accumulated depreciation...............................   (88,249)    (60,450)
                                                         --------    --------
                                                         $200,899    $231,990
                                                         ========    ========

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Globalstar's property and equipment consists of an in-orbit satellite constellation, ground equipment located in the United States and support equipment located in various countries around the world. Depreciation expense for 2002, 2001 and 2000 was $27.2 million, $31.6 million, and $323.9 million, respectively.

7. ACCRUED EXPENSES

     Accrued expenses at December 31, 2002 consist of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             2002      2001
                                                            ------    -------
                                                             (IN THOUSANDS)
Accrued professional fees.................................  $3,028    $   617
Accrued compensation and benefits.........................   1,310      3,129
Accrued contract services.................................     608         --
Accrued legal settlement(1)...............................      --     35,000
Other accrued expenses....................................   1,473      3,778
                                                            ------    -------
                                                            $6,419    $42,524
                                                            ======    =======

---------------

(1) Legal settlement included in liabilities subject to compromise as of December 31, 2002.

8. LIABILITIES SUBJECT TO COMPROMISE

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan or reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Therefore, interest expense on pre-petition debt has not been accrued since the Petition Date.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Liabilities subject to compromise are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Term loans payable to affiliates............................   $  400,000
Revolving credit facility to affiliates.....................      100,000
Senior notes payable........................................    1,419,283
Notes payable...............................................      150,000
Notes payable to affiliates.................................       95,010
Accounts payable............................................        1,461
Payable to affiliates.......................................       40,287
Vendor financing liability..................................      880,062
Dividends payable...........................................       32,757
Accrued expenses............................................       38,342
Accrued interest............................................      306,639
Deferred revenues...........................................       23,363
Deferred financing costs....................................      (61,283)
                                                               ----------
          Total liabilities subject to compromise...........   $3,425,921
                                                               ==========

     Globalstar recorded a $17.2 million pre-petition liability when it requested Space Systems/Loral, Inc. ("SS/L") terminate the satellite launch call-up orders in October 2002. Globalstar believes that this termination liability will not be classified as an administrative claim in its bankruptcy case, and has recorded the liability as a pre-petition liability subject to compromise. In addition, Globalstar wrote off a $1.2 million deposit associated with the launch call-up orders.

9. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                          POST PETITION   PRE-PETITION
                                          DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                              2002            2002           2001
                                          -------------   ------------   ------------
SS/L....................................     $  409         $278,364       $259,098
Loral...................................        277              981            961
QUALCOMM................................         --          637,755        629,139
GCC.....................................      6,770               --          6,199
Other affiliates........................        289            3,249          9,099
                                             ------         --------       --------
                                             $7,745         $920,349       $904,496
                                             ======         ========       ========

     All payables to affiliates and vendor financing incurred prior to the Petition Date have been classified as liabilities subject to compromise (see
Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $71.9 million, which would have been recognized for the period from the Petition Date through December 31, 2002 under pre-petition accounting practices, has not been accrued. Debt discounts related to the vendor financing have not been adjusted since the Petition Date. Under pre-petition accounting practices, the value of vendor financing debt would have been increased by $5.1 million during the period from the Petition Date through December 31, 2002.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest) with QUALCOMM that replaced the previous arrangement. As of December 31, 2002, $623.3 million was outstanding under this facility (including $123.3 million of accrued interest). This liability, including accrued interest through the Petition Date, has been included in liabilities subject to compromise (see Note 8). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. The warrants are vested and will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements. However, in light of Globalstar's Chapter 11 petition, these warrants are likely to be of little or no value.

     As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing was accelerated and became immediately due and payable and is included in liabilities subject to compromise.

     SS/L provided $344 million of billings deferred under its construction contracts with Globalstar, which included $120 million of orbital incentives. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2002, seven of the eight replacement satellites were placed in storage and payments became due. No payments were made in 2002 and interest accrued on the remaining 50% through the Petition Date. Total accrued interest on the orbitals as of December 31, 2002 was $237,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 15, 2001. Penalty fees were accrued at LIBOR plus 3%, through the Petition Date, and total accrued penalties as of December 31, 2002 were $1.2 million. Interest was being accrued at LIBOR plus 3%, through the Petition Date, and total accrued interest as of December 31, 2002 was $53.7 million. All of the construction contract amounts owed to SS/L have been included in liabilities subject to compromise. Claims of Loral and its affiliates are expected to be resolved as part of the Loral Settlement discussed below (see Note 20). However, there can be no assurance that the Loral Settlement will be effected.

10. CREDIT FACILITIES

     As of December 31, 2002, the credit facilities have been included in the liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $39.7 million and $12.1 million has not been accrued on the $500 million credit facility and on the notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility, respectively, from the Petition Date through December 31, 2002. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this credit facility was accelerated and became immediately due and payable.

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA Globalstar Limited Partner, Inc. ("DASA") and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of London Interbank Offer Rate ("LIBOR") plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise as of December 31, 2002 and notes payable and notes payable to affiliates as of December 31, 2001.

     Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements. The notes are unsecured claims in Globalstar's bankruptcy case.

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

     Prior to filing Chapter 11, $5.0 million of the notes payable to affiliates (Loral) were offset with various receivables from Globalstar.

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2002, all amounts under the $500 million credit agreement were drawn. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the LIBOR for periods of one to six months. The claims of the Loral subsidiary, in respect of this credit agreement constitute unsecured claims in Globalstar's bankruptcy case.

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). The outstanding warrants are vested and expire in 2006. However, in light of Globalstar's Chapter 11 petition, the warrants are likely to be of little or no value.

11. SENIOR NOTES AND WARRANTS

     As of December 31, 2002, the senior notes have been included in the liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense of $142.5 million has not been accrued from the Petition Date through December 31, 2002. Prior to the Petition Date, Globalstar was increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes. On the Petition Date, the note values were stayed, therefore the carrying value was not increased by $10.0 million for the period from the Petition Date through December 31, 2002.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Under the terms of Globalstar's 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (the "Notes"), non-payment of interest on the Notes when it becomes due, and continuance of non-payment for 30 days, is an "event of default". As a result of Globalstar's bankruptcy petition filed on February 15, 2002, these Notes were accelerated and became immediately due and payable.

                             DECEMBER 31,
                        -----------------------                                             EFFECTIVE
                         2002(1)        2001                                       DUE       INTEREST      INTEREST
                        ----------   ----------     DATE SOLD      PRINCIPAL       DATE        RATE         PAYMENT
                            (IN THOUSANDS)        -------------   ------------   --------   ----------   -------------
11 3/8% Senior
  Notes(2)............  $  489,217   $  488,642   February 1997   $500,000,000     2004       13.33%     Semi-annually
11 1/4% Senior
  Notes(2)............     314,760      314,301     June 1997      325,000,000     2004       13.57%     Semi-annually
10 3/4% Senior
  Notes(2)............     322,635      322,545   October 1997     325,000,000     2004       11.63%     Semi-annually
11 1/2% Senior
  Notes(3)............     292,671      292,454     May 1998       300,000,000     2005       13.12%     Semi-annually
                        ----------   ----------
                        $1,419,283   $1,417,942
                        ==========   ==========

---------------

(1) Balance is included as liabilities subject to compromise as of December 31, 2002, and interest was only accrued through the Petition Date.

(2) Notes are subject to a prepayment premium prior to 2004.

(3) Notes may not be redeemed prior to June 2003 and are subject to a prepayment premium prior to 2005.

     As of December 31, 2002, there were outstanding warrants to purchase 3,814,897 shares of GTL common stock which were issued in connection with the Globalstar's 11 3/8 % Senior Notes, exercisable at a price of $17.394 per share, which expire on February 15, 2004. However, in light of Globalstar's Chapter 11 petition, the warrants are likely to be of little or no value.

12. ORDINARY PARTNERS' CAPITAL

  Capital Contribution

     China Telecom has a warrant to acquire 937,500 Globalstar ordinary partnership interests for $18,750,000. Globalstar had previously granted this and other warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation acts as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom totaled approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and is being amortized over ten years, the expected life of the first generation of satellites. Accumulated amortization as of December 31, 2002 is $8.6 million.

  8% Series A Convertible Redeemable Preferred Partnership Interests

     In 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Series A convertible redeemable preferred stock due 2011 (the "8% Preferred Stock"). Dividends on the 8% RPPIs and the 8% Preferred Stock accrue at 8% per annum and are payable quarterly.

     In 2002, 2,100 shares of the 8% Preferred Stock were converted into 4,508 shares of GTL common stock. As a result of the conversion, the 2,100 8% RPPIs were converted into 1,113 Globalstar ordinary partnership interests. The remaining shares of 8% Preferred Stock outstanding at December 31, 2002 were convertible into 9,365,807 shares of GTL common stock.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Each 8% RPPI is convertible into .53085 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2002, the outstanding 8% RPPIs were convertible into 2,312,546 of ordinary partnership interests.

     The 8% RPPIs rank pari passu with the 9% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 8% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the 8% Preferred Stock into GTL common stock. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. In January 2001, Globalstar suspended distributions on the 8% RPPIs. As a result, GTL suspended dividend payments on the 8% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock, holders of the majority of the outstanding 8% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar. As of December 31, 2002, this right has not been exercised.

 9% Series B Convertible Redeemable Preferred Partnership Interests

     On December 2, 1999, Globalstar sold to GTL three million units (face amount of $50 per unit) of 9% RPPIs in connection with GTL's offering of 3 million shares (face amount of $50 per share) of 9% Series B convertible redeemable preferred stock due 2011 (the "9% Preferred Stock"). Dividends on the 9% RPPIs and the 9% Preferred Stock accrue at 9% per annum and are payable quarterly.

     In 2002, 1,303,933 shares of 9% Preferred Stock were converted into 2,511,766 shares of GTL common stock. As a result of such conversions, the 1,303,933 9% RPPIs were converted into 620,189 Globalstar ordinary partnership interests. As of December 31, 2002, the outstanding 9% Preferred Stock was convertible into 750,213 shares of GTL common stock.

     Each 9% RPPI is convertible into .47562 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2002, the outstanding 9% Preferred RPPIs were convertible into 185,171 ordinary partnership interests.

     The 9% RPPIs rank pari passu with the 8% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 9% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 9% RPPIs will convert to ordinary partnership interests upon any conversion of the 9% Preferred Stock into GTL common stock. Payments due on the 9% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. In January 2001, Globalstar suspended distributions on the 9% RPPIs. As a result, GTL suspended dividend payments on the 9% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 9% Preferred Stock, holders of the majority of the outstanding 9% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar. As of December 31, 2002, this right has not been exercised.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

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

     Globalstar issued 6,825 ordinary partnership interests during 2000, in exchange for proceeds from GTL option exercises. There were no ordinary partnership interests issued in 2002 and 2001.

     Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar's consolidated financial statements for employee stock-based compensation; except for $95,000 of compensation expense in 2000, related to the below market option grants issued by Loral. There was no employee stock-based compensation expense in 2002 and 2001. In addition, during 2000, GTL granted stock options to certain non-employees of Globalstar to purchase 167,000 shares of GTL common stock. The fair value of such options totaled approximately $290,000. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations (see Note 3) were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2002, 2001 and 2000; risk free interest rates, 4.4% to 6.6% based on the date of grant; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     A summary of the status of the Plan for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                        ----------    ---------
Outstanding at January 1, 2000........................   4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)..............................................   4,566,250       9.76
Forfeited.............................................    (984,750)     16.29
Exercised.............................................     (26,300)     10.72
                                                        ----------     ------
Outstanding at December 31, 2000......................   8,199,000      14.79
Granted...............................................          --         --
Forfeited.............................................  (1,745,638)     15.50
Exercised.............................................          --         --
                                                        ----------     ------
Outstanding at December 31, 2001......................   6,453,362      14.46
Granted...............................................          --         --
Forfeited.............................................  (1,044,795)     14.09
Exercised.............................................          --         --
                                                        ----------     ------
Outstanding at December 31, 2002......................   5,408,567     $14.96
                                                        ==========     ======
Outstanding at December 31, 2001......................   2,425,071     $11.87
                                                        ==========     ======
Outstanding at December 31, 2000......................   1,123,816     $14.20
                                                        ==========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 2002, 4,490,733 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2002:

                                           OUTSTANDING                      EXERCISABLE
                               ------------------------------------    ---------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                            CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE            NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------           ---------    -----------    --------    ---------    --------
$3.01 to $4.64...............    198,000       4.03         $ 4.11       195,333     $ 4.13
$4.65 to $17.15..............  3,156,617       6.81           9.73     2,336,892       9.96
$17.16 to $29.03.............  1,809,450       6.12          23.11     1,058,200      23.28
$29.04 to $31.41.............    244,500       6.21          30.98       193,750      31.00
                               ---------                               ---------
                               5,408,567       6.45         $14.96     3,784,175     $14.46
                               =========                               =========

13. RESTRUCTURING

     Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company's finances. These initiatives included reductions in Globalstar's workforce, the development of financial restructuring plans, negotiations with Globalstar's significant creditors, and the initiation of Globalstar's Chapter 11 cases on February 15, 2002. As a result of the

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION restructuring efforts, Globalstar has recorded cumulative charges totaling $19.7 million through December 31, 2002. Restructuring and reorganization charges recorded in the quarter ended December 31, 2002 were $2.3 million, including $1.4 million in Globalstar advisory fees, $0.7 million in creditor advisory fees, and $0.2 in employee separation costs. Since the Petition Date, all advisory fees are expensed as incurred as reorganization charges and interest income is recognized as a reorganization item, consistent with SOP 90-7.

     A summary of the restructuring charges incurred from the beginning of 2001 through December 31, 2002 are as follows (in millions):

                                                         AMOUNTS     AMOUNTS     ACCRUED
                                                         EXPENSED     PAID      LIABILITY
                                                         --------    -------    ---------
Globalstar advisory fees...............................   $10.3       $ 7.7       $2.6
Creditor advisory fees.................................     4.5         3.6        0.9
Employee separation costs..............................     5.1         5.1         --
Other restructuring costs..............................     0.1         0.1         --
                                                          -----       -----       ----
          Total........................................    20.0       $16.5       $3.5
                                                          =====       =====       ====
Less interest income...................................     0.3
                                                          -----
Total..................................................   $19.7
                                                          =====

     Globalstar Advisory Fees -- Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition. The remaining $2.6 million accrued as of December 31, 2002 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

     Creditor Advisory Fees -- At Globalstar's expense, Globalstar's informal committee of bondholders and later the official Creditors' Committee retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee's expenses upon formation of the official Creditors' Committee. The remaining $0.9 million accrued as of December 31, 2002 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

     Employee Separation Costs -- Globalstar reduced its workforce from 439 full-time employees as of January 1, 2001 to 146 full-time employees and 2 part-time employees as of December 31, 2002, including 25 GUSA employees added as of August 19, 2002, primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million and $0.2 million were recorded for the year 2001 and 2002, respectively, for employee severance obligations, payments in accordance with Globalstar's retention bonus program and fringe benefit costs related to terminated employees.

14. PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     Globalstar maintains a pension plan and a supplemental executive retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members' compensation and years of service. Globalstar's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in United States government and agency obligations and listed stocks and bonds.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Other Benefits

     In addition to providing pension benefits, Globalstar provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for Globalstar's pension plan. The life insurance coverage is provided at no cost to retirees and the health care coverage is funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001, respectively.

                                               PENSION BENEFITS       OTHER BENEFITS
                                              ------------------    ------------------
                                               2002       2001       2002       2001
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1.....................  $11,328    $ 9,337    $ 1,856    $ 1,407
Service cost................................      427        695         77        154
Interest cost...............................      831        793         84        129
Participant contributions...................       84        170         37         31
Actuarial (gain) loss.......................      647        893       (471)       147
Benefit payments............................     (459)      (560)       (29)       (12)
                                              -------    -------    -------    -------
Obligation at December 31...................  $12,858    $11,328    $ 1,554    $ 1,856
                                              -------    -------    -------    -------
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1......  $ 7,151    $ 7,760    $    39    $    37
Actual return on plan assets................     (683)      (666)         1          2
Employer contributions......................    1,064        447         (8)       (19)
Participant contributions...................       84        170         36         31
Benefit payments............................     (459)      (560)       (29)       (12)
                                              -------    -------    -------    -------
Fair value of plan assets at December 31....  $ 7,157    $ 7,151    $    39    $    39
                                              -------    -------    -------    -------
Funded status
Funded (unfunded) status at December 31.....  $(5,701)   $(4,177)   $(1,515)   $(1,817)
Unrecognized (gain) loss....................    4,615      2,629       (116)       334
Unrecognized prior service cost.............       --                   328        364
Unrecognized transition obligation
  (asset)...................................     (133)      (173)        --         --
                                              -------    -------    -------    -------
Net amount recognized in accrued
  liabilities...............................  $(1,219)   $(1,721)   $(1,303)   $(1,119)
                                              =======    =======    =======    =======

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

                                        PENSION BENEFITS           OTHER BENEFITS
                                     -----------------------    --------------------
                                     2002     2001     2000     2002    2001    2000
                                     -----    -----    -----    ----    ----    ----
Service cost.......................  $ 427    $ 695    $ 532    $ 77    $154    $100
Interest cost......................    831      793      662      84     129     101
Expected return on plan assets.....   (723)    (720)    (796)     (3)     (4)     (3)
Amortization of net (gain) loss....    (40)     (40)     (40)     38      38      38
Recognized actuarial (gain) loss...     66        4      (51)    (19)     10       4
                                     -----    -----    -----    ----    ----    ----
Net periodic benefit cost..........  $ 561    $ 732    $ 307    $177    $327    $240
                                     =====    =====    =====    ====    ====    ====

     The principal actuarial assumptions were:

                                                              2002    2001    2000
                                                              ----    ----    ----
Discount rate...............................................  6.75%   7.50%   7.75%
Expected return on plan assets..............................  9.00%   9.50%   9.50%
Rate of compensation increase...............................  4.25%   4.25%   4.25%

     Actuarial assumptions used a health care cost trend rate of 11.0% decreasing gradually to 4.5% by 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2002 would have the following effects:

                                                              1% INCREASE    1% DECREASE
                                                              -----------    -----------
Effect on total service and interest cost components of net
  periodic postretirement health care benefit cost..........   $ 36,353       $ (28,057)
Effect on the health care component of the accumulated
  postretirement benefit obligation.........................    193,216        (152,413)

  Employee Savings Plan

     In 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $347,000, $432,000 and $701,000 for 2002, 2001 and 2000, respectively.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

15. TAXES

     Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Globalstar's corporate subsidiaries provision (benefit) for income taxes consists of (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002      2001      2000
                                                              -----     -----     ----
Current
  Federal...................................................  $  --     $  37     $186
  State.....................................................     --         8       28
  Foreign tax...............................................     66        28       32
                                                              -----     -----     ----
     Total..................................................  $  66     $  73     $246
                                                              -----     -----     ----
Deferred
  Federal...................................................  $  --     $  --     $ --
  State.....................................................     --        --       --
  Foreign tax...............................................     --        --       --
     Total..................................................  $  --     $  --     $ --
                                                              -----     -----     ----
     Total..................................................  $  66     $  73     $246
                                                              =====     =====     ====

     The components of the net deferred income tax assets as of December 31, were as follows (in thousands):

                                                               2002      2001
                                                              -------    -----
Net operating loss/credit carryforwards.....................  $ 1,720    $  69
Fixed assets................................................    2,211      412
Accruals and reserves.......................................    2,258      339
                                                              -------    -----
Gross deferred tax asset....................................    6,189      820
Valuation allowance.........................................   (6,189)    (820)
                                                              -------    -----
  Net deferred tax asset....................................  $    --    $  --
                                                              =======    =====

     As of December 31, 2002, Globalstar's corporate subsidiaries have cumulative net operating loss carryforwards for federal income tax reporting purposes of approximately $3,271,000. The federal net operating loss carryforwards expire in varying dates in 2021 and 2022. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest resulting from significant stock transactions.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    2002        2001          2000
                                                  --------    ---------    -----------
Provision at U.S. statutory rate of 35%.........  $(52,485)   $(201,429)   $(1,324,985)
Nontaxable partnership income...................    46,680      201,346      1,321,708
State income taxes, net of federal benefit......       (32)           8             29
Change in valuation allowance...................     5,369           65          3,318
Effect of foreign income tax at various rates...       421           16             --
Other...........................................       113           67            176
                                                  --------    ---------    -----------
     Total......................................  $     66    $      73    $       246
                                                  ========    =========    ===========

16. REVENUE INFORMATION

     Globalstar's revenue by subsidiary and affiliated companies is presented for purposes of disseminating the distribution of Globalstar's revenue and is as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           2002      2001(1)    2000(1)
                                                          -------    -------    -------
Wholesale revenue -- Globalstar, L.P. ..................  $ 5,776    $5,994     $3,650
Service provider revenue:
  Canada -- Globalstar Canada Satellite Co..............   15,916       410         --
  United States -- Globalstar USA, LLC..................    6,732        --         --
  Europe -- Globalstar Europe Satellite Services,
     Ltd. ..............................................       72        --         --
Eliminations............................................   (3,857)       --         --
                                                          -------    ------     ------
     Total revenue......................................  $24,639    $6,404     $3,650
                                                          =======    ======     ======

     The following table provides Globalstar, L.P.'s net wholesale revenue by geographical location for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001      2000
                                                           ------    ------    ------
Canada...................................................  $1,436    $1,135    $  500
Brazil...................................................     857     1,536       356
United States............................................     773       566       270
East Asia................................................     645       160        35
Saudi Arabia.............................................     494       320        41
Russia...................................................     363       361        75
Caribbean................................................     234       192        16
Mexico...................................................     169       243       167
Other(1).................................................     805     1,481     2,190
                                                           ------    ------    ------
Service revenue..........................................  $5,776    $5,994    $3,650
                                                           ======    ======    ======

---------------

(1) Includes $0.1 million and $1.5 million of royalty income for 2001 and 2000, respectively. There was no royalty revenue in 2002.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

17. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the senior notes is based on market quotations. The fair value of the vendor financing, notes payable, notes payable to affiliates, and the credit agreement is based on the ratio of the carrying amount to fair value of the senior notes.

     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                             DECEMBER 31, 2002      DECEMBER 31, 2001
                                            -------------------    -------------------
                                            CARRYING     FAIR      CARRYING     FAIR
                                             AMOUNT      VALUE      AMOUNT      VALUE
                                            --------    -------    --------    -------
Cash and cash equivalents.................  $ 15,284    $15,284    $ 55,625    $55,625
Vendor financing..........................   880,062     35,202     869,385     56,510
10 3/4% Senior notes......................   322,635     13,000     322,545     21,125
11 1/4% Senior notes......................   314,760     13,000     314,301     21,125
11 3/8% Senior notes......................   489,217     20,000     488,642     32,500
11 1/2% Senior notes......................   292,671     12,000     292,454     19,500
Notes payable.............................   170,832      6,833     169,787     11,036
Notes payable to affiliates...............   108,204      4,328     107,543      6,990
Revolving credit facility.................   100,000      4,000     100,000      6,500
Term Loan A...............................   100,000      4,000     100,000      6,500
Term Loan B...............................   300,000     12,000     300,000     19,500

18. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, Globalstar has a number of other transactions with its affiliates. Such transactions have been negotiated on an arms-length basis and Globalstar believes that the arrangements are no less favorable to Globalstar than could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band, subject to strict milestone requirements. Globalstar entered into a non-contingent contract with SS/L on July 16, 2002. On January 30, 2003, the FCC's International Bureau declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC's staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the Bureau's decision pending review. On January 31, 2003, Globalstar instructed SS/L to stop work on the contract and requested repayment of the balance of the payment that had not been spent.

     In 1998, Globalstar secured twelve-month call-up orders for two additional Delta launch vehicles from SS/L for the purpose of launching spare satellites. The call-up date for Delta 8 was September 8, 2002,

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION and the call-up date for Delta 9 was March 31, 2002. During 2002, Globalstar sought and received several no-cost month-to-month deferrals of the call-up deadline for Delta 9. In October 2002, the launch contractor declined to grant additional no-cost extensions. Globalstar determined that it would be more advantageous to terminate the launches than to begin to make the required progress payments and requested SS/L to terminate the launches if further no cost extensions could not be secured. Consequently, SS/L terminated the Globalstar Delta 8 and 9 launches on October 31, 2002.

     Globalstar has requested further information from SS/L related to the termination including SS/L's actual costs related to the termination and the disposition of Globalstar unique hardware related to these launch vehicles. In the fourth quarter of 2002, Globalstar wrote off the deposit of $1.2 million related to the additional Delta launch vehicles. Additionally, SS/L has advised Globalstar that SS/L will invoice Globalstar for $17.2 million of remaining termination liability related to these launches. Globalstar believes that this termination liability will not be classified as an administrative claim in its bankruptcy case, and has recorded the liability as a pre-petition liability subject to compromise.

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

     Globalstar entered into agreements with certain limited partners, for the integration and testing of the Globalstar System at certain of the partners' gateways. Costs incurred under these arrangements for the years ended December 31, 2001 and 2000 were approximately $374,000 and $1,050,000, for 2001 and 2000, respectively. There were no costs incurred in 2002.

     QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and Globalstar does not expect any other vendor to manufacture gateways. QUALCOMM granted a license to manufacture Globalstar user terminals to Ericsson and Telit and also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers. However, these rights were granted under the Development Contract, which QUALCOMM has purported to terminate.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. In December 2001, a subsidiary of Globalstar acquired a majority interest in the Canadian service provider business. As a result of this transaction, Globalstar and Loral are now partners in the Canadian joint venture. Because of the consolidation, all transactions with GCSC are eliminated. Founding service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     On December 30, 2002, the Bankruptcy Court approved a settlement agreement among Globalstar Services Company, Inc. ("GSCI"), Globalstar, Globalstar Vodafone Network Pty Ltd. Australia and Globalstar Australia Pty Ltd. Under this settlement, Globalstar consented to the transfer by Vodafone Satellite Services Limited ("VSSL") to Localstar of the service provider rights in Australia, and Globalstar entered into a new service provider agreement with Localstar. VSSL was the original authorized service provider for Australia and the operator of three gateways in that country. In conjunction with this transaction, VSSL agreed to settle certain pre-petition and post-petition debts with Globalstar. Globalstar received payments totaling $1.7 million from Vodafone in January 2003.

     Globalstar has entered into various agreements with other service providers and gateway operators to provide and receive various services related to the Globalstar business. Currently, Globalstar is providing retail billing support to its service providers in Mexico and Brazil, on a cost reimbursable basis. Additionally, Globalstar has agreements in place to provide, also on cost reimbursable basis, certain information technology and telecommunications network related support to GCC, in which it holds a minority interest. Also, GCC bills Globalstar for the monitoring of gateways in United States, Canada, and France. In addition, Globalstar is billed for all costs related to the operations of the gateways located in Canada, as cost recovery mechanism for GCC. Globalstar also net settles with other service providers roaming charges that arise from subscribers using gateways other then their home gateway to complete calls on the Globalstar System. During 2002, Globalstar billed $0.5 million under these agreements.

     Total gross receivables due from affiliates for amounts financed under the production gateway contracts, usage, and other services is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2002       2001
                                                           -------    -------
SS/L.....................................................  $ 1,586    $   325
Loral....................................................    4,994      6,535
Other affiliates.........................................   25,682     48,109
                                                           -------    -------
                                                           $32,262    $54,969
                                                           =======    =======

     Total purchases from affiliates is as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                2002       2001        2000
                                               -------    -------    --------
SS/L.........................................  $   864    $15,756    $ 74,082
Loral........................................      704      2,642       3,872
QUALCOMM.....................................    4,056     40,629      99,988
GCC..........................................    5,831         --         335
Other affiliates.............................      132     14,078       6,569
                                               -------    -------    --------
                                               $11,587    $73,105    $184,846
                                               =======    =======    ========

     Total usage revenue recognized from other affiliates is $2.3 million, $5.2 million and $1.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

     Starting with commencement of service by Globalstar and upon receipt of revenue, LQP, the general partner of LQSS, receives a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. The managing partners allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the managing partner's allocation were made. As of December 31, 2002, the managing partner's allocation of $167,000 has been deferred and $108,000 has been classified as a liability subject to compromise.

19. COMMITMENTS AND CONTINGENCIES

     Globalstar currently has three leases for facilities, two in California and one in Ontario, Canada. The leases expire in July 2005, November 2006 and December 2008, respectively. The following table presents the future minimum lease payments (in thousands):

2003........................................................  $ 3,235
2004........................................................    3,271
2005........................................................    3,303
2006........................................................    3,306
2007........................................................    3,242
Thereafter..................................................    3,323
                                                              -------
Total minimum lease payments................................  $19,680
                                                              =======

     Rent expense for 2002, 2001 and 2000, was approximately $3.5 million, $3.9 million, and $4.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $3.0 million, $3.5 million, and $3.7 million for 2002, 2001 and 2000, respectively.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the "10 3/4% Senior Notes") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes' registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant the Bankruptcy Code.

     On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     On December 5, 2002, StarMD, LLC ("StarMD") filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD "as many telephones as its requests and to provide service to plaintiff's customers . . . ;" (2) in assumpsit, for lost profits "and related revenue" from the sale of "an estimated 10,800 telephones," in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff's efforts in developing a marketing campaign, for damages "in excess of $25,000;" and (4) in trespass, for tortiously interfering with plaintiff's agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The request for dismissal is before the court awaiting decision.

     Any plan of reorganization would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar expects to enter into an agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar's total withholding obligation on this taxable income will be significantly reduced. However, there can be no assurances such an agreement will be reached.

     At the time of their respective acquisitions both GCSC and GUSA were offering service guarantees to portions of their customer base, under which certain customers are entitled to cash compensation in the event that Globalstar services do not remain active and available to them for at least one year after initial activation. Globalstar has assumed these guarantees since the acquisition and is continuing them only when necessary for certain accounts. As of December 31, 2002, Globalstar has maximum contingent obligations with respect to these service guarantees of approximately $3.1 million, that would come due in the event that Globalstar services were discontinued in Canada or the United States. Globalstar believes service will continue, therefore no accrual was recorded.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon the successful reorganization of Globalstar. Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of New Globalstar.

20. SUBSEQUENT EVENTS

     On March 14, 2003, Loral, the Creditors' Committee and Globalstar signed a term sheet outlining to the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims against Loral (the "Loral Settlement"). Also on March 14, 2003, Globalstar and the Creditors' Committee filed a joint motion under Bankruptcy Rule 9019 for an order approving the Loral Settlement with the Bankruptcy Court. The parties agreed to use their reasonable best efforts to execute a definitive agreement based on the term sheet by March 26, 2003. The Loral Settlement, which will be effected in connection with Globalstar's restructuring and emergence from bankruptcy, provides the following, among other items: (1) SS/L would transfer to Globalstar title "as is" to the eight spare satellites that are currently held in storage by SS/L; (2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to defense and national security agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue the defense and national security business; (3) L/Q Licensee, a subsidiary of LQP, would transfer the Federal Communications Commission license held by it to Globalstar or LQP would transfer operations of L/Q Licensee to Globalstar; (4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from GCC to Loral and other financial obligations involving a Russian joint venture would be restructured;
(6) Loral's general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract; (8) Loral's designees would resign from Globalstar's General Partners Committee; and (9) third party claims against Loral, certain Loral affiliates and all six members of Globalstar's General Partners' Committee, as provided in the term sheet, would be released. The motion supporting the Loral Settlement is expected to be heard by the Bankruptcy Court on April 9, 2003.

     On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom S.p.A. ("Elsacom") and a gateway asset purchase agreement (collectively the "Elsacom Settlement") with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom's service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar intends to dismantle the Finland gateway and to place the removable parts, which contain most of the gateway's electronics, in storage for future deployment.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
3.1      Memorandum of Association of Globalstar Telecommunications
         Limited(1)
3.2      Bye-Laws of Globalstar Telecommunications Limited, as
         amended, and including Schedule III annexed there to
         regarding the 8% Series A Convertible Redeemable Preferred
         Shares due 2011(10)
3.3      Schedule IV to the Bye-laws of Globalstar Telecommunications
         Limited regarding the 9% Series B Convertible Redeemable
         Preferred Shares due 2001(11)
4.1      Indenture dated as of February 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 11 3/8%
         Senior Notes due 2004(2)
4.2      Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
         due 2004(3)
4.3      Indenture dated as of October 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 10 3/4%
         Senior Notes due 2004(4)
4.4      Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
         due 2005(5)
4.5      Form of note issued to guarantors of Globalstar's $250
         million credit facility(14)
10.1     Amended and Restated Agreement of Limited Partnership of
         Globalstar L.P., dated as of January 26, 1999, among
         Loral/QUALCOMM Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services,
         Inc., Dacom Corporation, Dacom International, Inc., Hyundai
         Corporation, Hyundai Electronics Industries Co., Ltd.,
         Loral/DASA Globalstar, L.P., Loral Space & Communications
         Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
         Vodafone Satellite Services Limited(10)
10.1.2   Amendment dated as of December 8, 1999 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(11)
10.1.3   Amendment dated as of February 1, 2000 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(13)
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
         General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3     Subscription Agreement by and between Globalstar, L.P. and
         Loral/QUALCOMM Satellite Services, L.P.(1)
10.4     Subscription Agreement by and between Globalstar, L.P. and
         Finmeccanica S.p.A.(1)
10.5     Subscription Agreement by and between Globalstar, L.P. and
         China Telecommunications Broadcast Satellite Corporation(10)
10.6     Form of Service Provider Agreements by and between
         Globalstar, L.P. and each of AirTouch Satellite Services,
         Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
         Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
         Vodastar Limited(1)
10.7     Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.(1)
10.8     Contract between Globalstar, L.P. and Space Systems/Loral,
         Inc.(1)
10.9     Contract for the Development of Certain Portions of the
         Ground Operations Control Center between Globalstar and
         Loral Western Development Laboratories(1)
10.10    Contract for the Development of Satellite Orbital Operations
         Centers between Globalstar and Loral Aerosys, a division of
         Loral Aerospace Corporation(1)
10.11    1994 Stock Option Plan(6)+
10.12    Amendment to 1994 Stock Option Plan(7)+
10.12.2  Amendment No. 2 to 1994 Stock Option Plan.(13)+

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.13    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
         Agent(2)
10.14    Second Amendment to Revolving Credit Agreement dated July
         31, 1997 among Globalstar, certain banks parties thereto and
         The Chase Manhattan Bank, as Administrative Agent(4)
10.15    Third Amendment to Revolving Credit Agreement dated as of
         October 15, 1997 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(4)
10.16    Fourth Amendment to Revolving Credit Agreement dated as of
         November 13, 1998 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(10)
10.17    Exchange and Registration Rights Agreement, dated as of
         December 31, 1994, among Globalstar, L.P. and AirTouch
         Satellite Services, Inc., Finmeccanica S.p.A., Loral
         Globalstar, L.P., Loral/DASA Globalstar, L.P.,
         Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18    Amendment to the Exchange and Registration Rights Agreement,
         dated as of April 8, 1998, among Globalstar, L.P.,
         Globalstar Telecommunications Limited and Telesat
         Limited(10)
10.19    Warrant Agreement dated as of February 19, 1997 relating to
         Warrants to purchase 4,129,000 shares of Common Stock of
         Globalstar Telecommunications Limited(2)
10.20    Registration Rights Agreement dated February 19, 1997
         relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
         Common Stock issued in connection therewith(2)
10.21    Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
         Senior Notes due 2004(3)
10.22    Registration Rights Agreement dated October 29, 1997
         relating to Globalstar's and Globalstar Capital
         Corporation's 10 3/4% Senior Notes due 2004(4)
10.23    Registration Rights Agreement dated May 20, 1998 relating to
         Globalstar's and Globalstar Capital Corporation's 11 1/2%
         Senior Notes due 2005(5)
10.24    Registration Rights Agreement dated as of July 6, 1998
         relating to 8,400,000 shares of Common Stock by and among
         Globalstar Telecommunications Limited, Loral Space &
         Communications Ltd., Quantum Partners LDC, Quasar Strategic
         Partners LDC and Quantum Industrial Partners LDC.(8)
10.25    Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
         & Communications Ltd., DACOM Corporation and DACOM
         International, Inc.(9)
10.26    Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
         Preferred Stock(10)
10.27    Credit Agreement dated August 5, 1999 among Globalstar,
         L.P., Bank of America, National Association, as
         Administration Agent, Banc of America Securities LLC, as
         Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
         New York Branch, as Syndication Agent and Lehman Commercial
         Paper Inc., as Documentation Agent(12)
10.28    Registration Rights Agreement dated December 8, 1999
         relating to GTL's 9% Series B Preferred Stock due 2011(11)
10.29    Fee Agreement dated as of April 19, 1996 by and among
         Globalstar, Globalstar Telecommunications Limited, Loral
         Corporation, Loral Space & Communications Ltd., QUALCOMM
         Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
         Globalstar Limited Partner, Inc.(14)

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.30    Intercreditor Agreement dated as of April 19, 1996 by and
         among Globalstar, Globalstar Telecommunications Limited,
         Loral Corporation, Loral Space & Communications Ltd.,
         QUALCOMM Limited Partner, Inc., Space Systems/Loral, Inc,
         Inc. and DASA Globalstar Limited Partner, Inc.(14)
10.31    Waiver and Amendment dated as of June 30, 2000 to the Credit
         Agreement, dated as of August 5, 2000 by and among
         Globalstar, Bank of America, National Association, as
         administrative agent, and the several banks and other
         financial institutions from time to time thereto.(14)
10.32    Forbearance and Waiver Agreement dated as of June 30, 2000 between Globalstar and QUALCOMM Incorporated.(14)
10.33    Purchase Agreement dated as of September 18, 2000 among
         Globalstar Telecommunications Limited, Globalstar, L.P. and
         Bear Sterns International Limited.(15)
10.34    Subscription Agreement dated September 22, 2000 between
         Globalstar Telecommunications Limited and Loral Space &
         Communications Ltd.(16)
10.35    Assignment, Amendment and Release Agreement dated as of
         November 17, 2000 by and among the lenders parties to the
         Globalstar Credit Agreement, Loral Satellite, Inc., Loral
         Satcom Ltd., Loral Space & Communications Ltd., Loral Space
         & Communications Corporation, Globalstar, L.P. and Bank of
         America, National Association.(17)
10.36    Plan Support Agreement Between Loral and Columbia Ventures
         Corp., Loeb Partners Corp., Stonehill Capital Management,
         LLC and Blue River LLC.(18)
10.37    Memorandum Of Understanding -- Proposed Restructuring
         Between Loral and Columbia Ventures Corp., Loeb Partners
         Corp., Stonehill Capital Management, LLC and Blue River
         LLC.(18)
10.38    Investment Agreement with New Valley Corporation pursuant to which New Valley would invest $55 million as part of a plan of reorganization.(19)
10.39    Debtor-in-possession credit agreement with New Valley
         Corporation.(19)
10.40    Debtor-in-possession credit agreement with Blue River
         Capital LLC, Columbia Ventures Corporation, ICO Investment
         Corp, Iridium Investors, LLC and Loeb Partners
         Corp.(collectively, the "DIP Lenders"), subject to final
         Bankruptcy Court approval, for the DIP lenders to make $10 million available to Globalstar.*
12       Statement Regarding Computation of Ratios*
21       List of Subsidiaries of the Registrant*
23       Consent of Deloitte & Touche LLP*

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

(14) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on July 7, 2000.

(15) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 19, 2000.

(16) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 25, 2000.

(17) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on November 20, 2000.

(18) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on February 19, 2002.

(19) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on January 15, 2003 and February 4, 2003.

  *  Filed herewith.

  +  Management compensation plan.