Form 10-Q
period 2003-03-31
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2003-05-15
CIK 1037927, 933401

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]     No  [X]

     As of April 30, 2003, there were 113,059,195 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Globalstar Telecommunications Limited (A General Partner of
         Globalstar, L.P.)...........................................    2
         Globalstar, L.P. (A Debtor-in-Possession)...................   10
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   29
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   47
Item 4.  Controls and Procedures.....................................   47

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   48
Item 2.  Changes in Securities and Use of Proceeds...................   49
Item 3.  Defaults Upon Senior Securities.............................   49
Item 4.  Submission of Matters to Vote of Security Holders...........   49
Item 5.  Other Information...........................................   49
Item 6.  Exhibits and Reports on Form 8-K............................   49
Signatures...........................................................   51
Certifications.......................................................   52

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2003            2002
                                                              -----------    ------------
ASSETS......................................................  $        --    $        --
                                                              ===========    ===========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $    54,335    $    49,541
  Equity losses in excess of partnership interests in
     Globalstar.............................................      881,964        880,810
                                                              -----------    -----------
          Total current liabilities.........................      936,299        930,351
                                                              -----------    -----------
Commitments and contingencies (Note 5)
Convertible redeemable preferred stock:
  8% Series A (3,756,730 and 3,836,463 shares outstanding at
     March 31, 2003 and December 31, 2002, respectively,
     $188 million and $192 million redemption value at March
     31, 2003 and December 31, 2002, respectively)..........      182,349        186,220
  9% Series B (335,892 and 343,021 shares outstanding at
     March 31, 2003 and December 31, 2002, respectively, $17
     million and $18 million redemption value at March 31,
     2003 and December 31, 2002, respectively)..............       16,300         16,645
                                                              -----------    -----------
                                                                  198,649        202,865
                                                              -----------    -----------
Shareholders' (deficit):
Convertible redeemable preferred stock, $.01 par value,
  20,000,000 shares authorized:
  8% Series A convertible redeemable preferred stock,
     (599,565 and 519,832 shares outstanding at March 31,
     2003 and December 31, 2002, respectively, $30 million
     and $26 million redemption value at March 31, 2003 and
     December 31, 2002, respectively).......................       29,103         25,232
  9% Series B convertible redeemable preferred stock,
     (53,608 and 46,479 shares outstanding at March 31, 2003
     and December 31, 2002, respectively, $3 million and $2
     million redemption value at March 31, 2003 and December
     31, 2002, respectively)................................        2,601          2,256
Common stock, $1.00 par value, 600,000,000 shares authorized
  (113,059,195 shares outstanding at March 31, 2003 and
  December 31, 2002)........................................      113,059        113,059
Additional paid-in capital..................................    1,202,812      1,202,812
Warrants....................................................       11,268         11,268
Accumulated deficit.........................................   (2,493,791)    (2,487,843)
                                                              -----------    -----------
          Total shareholders' (deficit).....................   (1,134,948)    (1,133,216)
                                                              -----------    -----------
          Total liabilities and shareholders' (deficit).....  $        --    $        --
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2003        2002
                                                              --------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ............................  $  1,154    $ 18,819
                                                              --------    --------
Net loss....................................................     1,154      18,819
Preferred dividends on convertible redeemable preferred
  stock.....................................................     4,794       5,285
                                                              --------    --------
Net loss applicable to common shareholders..................  $  5,948    $ 24,104
                                                              ========    ========
Net loss per common share -- basic and diluted..............  $   0.05    $   0.22
                                                              ========    ========
Weighted average common shares outstanding -- basic and
  diluted...................................................   113,059     112,079
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(1,154)  $(18,819)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P. .........................    1,154     18,819
                                                              -------   --------
  Net cash provided by operating activities.................       --         --
                                                              -------   --------
INVESTING ACTIVITIES:
  Net cash used in investing activities.....................       --         --
                                                              -------   --------
FINANCING ACTIVITIES:
  Net cash provided by financing activities.................       --         --
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........       --         --
Cash and cash equivalents, beginning of period..............       --         --
                                                              -------   --------
Cash and cash equivalents, end of period....................  $    --   $     --
                                                              =======   ========
NONCASH TRANSACTIONS:
  Common stock issued upon conversion of convertible
     preferred securities...................................  $    --   $ 63,318
                                                              =======   ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  ORGANIZATION AND BUSINESS

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

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2003. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, the other general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. ("LQSS"), filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to general partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $882.0 million.

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

     As of March 31, 2003, GTL owned 42.4% of Globalstar's outstanding ordinary partnership interests, 100% of Globalstar's outstanding 8% convertible redeemable preferred partnership interests and 100% of Globalstar's outstanding 9% convertible redeemable preferred partnership interests.

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court ("Bankruptcy

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Court") for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Based on events to date, Globalstar's bankruptcy filing and subsequent financial restructuring will leave shares in GTL with no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     On January 14, 2003, Globalstar and the official committee of unsecured creditors appointed in its bankruptcy case (the "Creditors' Committee") reached an agreement with New Valley Corporation ("New Valley") providing for debtor-in-possession financing (the "New Valley DIP Facility") of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors' Committee informed Globalstar and New Valley that the Creditors' Committee would not support approval of the New Valley investment, but that a consortium including certain individual members of the Creditors' Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley's withdrawal on February 4, 2003.

     On February 14, 2003, Globalstar and the consortium of lenders (the "DIP Lenders") reached agreement on secured, super priority debtor-in-possession financing of $10 million (the "DIP Facility") and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. Globalstar satisfied the prerequisites for drawing the loan and, as of March 31, 2003, had drawn $4.0 million of the loan principal. The terms of the DIP Facility provide the DIP Lenders with a security interest in substantially all the assets of Globalstar and its debtor subsidiaries, exclusive of cash reserved to fund the liquidation of Globalstar if it were to become necessary.

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar. March 21, 2003 was the deadline set for the submission of proposals by the qualified investors. Four proposals were submitted by qualified investors, each of which proposed a transaction involving the transfer of substantially all of the assets of Globalstar to a newly formed entity. In accordance with the approved auction procedures, Globalstar, in consultation with the Creditors' Committee, (i) invited the qualified investors that submitted the three highest proposals to participate in the auction, which was conducted in New York City on April 2 and April 3, 2003, and (ii) at the auction, selected Thermo Capital Partners, LLC ("Thermo") as the qualified investor having submitted the highest and best proposal. The Bankruptcy Court confirmed the selection of Thermo on April 9, 2003. In so doing, the bankruptcy judge stated that he would consider any materially better proposals submitted prior to the date for final approval of Thermo's proposed transaction, set at April 24, 2003. Subsequently, ICO Global Communications (Holdings) Limited ("ICO"), one of the three qualified investors that participated in the

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

auction, amended its proposal in such a manner as to render it materially better than Thermo's proposal. Globalstar advised Thermo of ICO's amended proposal, and provided Thermo an opportunity to respond. Prior to the scheduled April 24, 2003 hearing, Globalstar and the Creditors' Committee notified the Bankruptcy Court that ICO's proposal was then the highest and best proposal. On April 24, 2003, the judge heard oral argument and postponed decision for one day so that Globalstar and the Creditors' Committee could consider a revision to the Thermo proposal. On April 25, 2003, Globalstar advised the Bankruptcy Court of its preference for the ICO proposal and the judge signed an order approving ICO's proposed transaction.

     Globalstar and ICO are currently in negotiations regarding definitive documents to effect the proposed ICO transaction. Under the terms of the ICO proposal, ICO would invest $55 million in a newly formed Delaware corporation to which substantially all of Globalstar's assets would be transferred ("New Globalstar"); in exchange for such cash contribution, ICO would receive a 54% ownership interest in New Globalstar, with the remaining 46% to be distributed to Globalstar's unsecured creditors. Subject to certain conditions, up to $35 million of the $55 million to be invested would be made available as secured, super priority debtor-in-possession financing (the "ICO DIP Facility") to fund Globalstar's ongoing operations and the completion of Globalstar's reorganization. A portion of the $35 million would be used to retire Globalstar's current DIP Facility. There are certain conditions, including the execution of definitive documents and satisfactory agreements with QUALCOMM Incorporated ("QUALCOMM") related to certain products and services, that must be satisfied before the ICO transaction can be consummated and Globalstar can effectuate a plan of reorganization providing for the distribution of the 46% equity interest in New Globalstar to its unsecured creditors as contemplated.

     It is currently contemplated that the definitive documentation for the proposed ICO transaction will provide that, subject to certain limitations, New Globalstar will use its commercially reasonable efforts to ensure that shareholders of GTL as of the effective date of Globalstar's plan of reorganization are given the opportunity to participate in the first underwritten public offering of equity securities, if any, made by New Globalstar on or before the seventh anniversary of such effective date; provided that (i) doing so will not result in any material expense to New Globalstar or have an adverse effect on the success of such offering or result in any material delay of the completion of such offering, and (ii) such obligation will automatically terminate upon a change of control of New Globalstar or if GTL dissolves or takes other action adverse to the debtors prior to the effective date of Globalstar's plan of reorganization.

     No assurance can be given as to whether or when the ICO transaction will be consummated or whether or when a plan of reorganization of Globalstar will be confirmed or effectuated. A Bankruptcy Court hearing to approve the ICO DIP Facility is scheduled for May 20, 2003. In the event that the proposed ICO transaction is successfully consummated and a plan of reorganization of Globalstar as described above is confirmed, it is contemplated that GTL will file a petition for bankruptcy relief and wind down its operations.

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table illustrates the effect on GTL's reported net loss applicable to common shareholders and net loss per share if GTL had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Net loss, as reported.......................................   $5,948      $24,104
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards.....      439        1,266
                                                               ------      -------
Pro-forma net loss..........................................   $6,387      $25,370
                                                               ======      =======
Reported basic and diluted loss per common share............   $ 0.05      $  0.22
                                                               ======      =======
Pro-forma basic and diluted loss per common share...........   $ 0.06      $  0.23
                                                               ======      =======

  Earnings Per Share

     Due to GTL's net losses for the three months ended March 31, 2003 and 2002, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011 (the "8% Preferred Stock") into 9.4 million common shares for the three months ended March 31, 2003 and 2002, (see Note 4);
(ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011 (the "9% Preferred Stock") into 0.8 million and 1.8 million common shares for the three months ended March 31, 2003 and 2002, respectively, (see Note 4); and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million common shares for the three months ended March 31, 2003 and 2002, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months ended March 31, 2003 and 2002, respectively.

  Comprehensive Loss

     During the periods presented, GTL had no transactions or other events that under generally accepted accounting principles are recorded as an element of stockholders' deficit but are excluded from net loss. Accordingly, a statement of comprehensive loss has not been provided.

4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The 8% Preferred Stock and 9% Preferred Stock of GTL have mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock, or a combination of both. Based upon the price of GTL's common stock at March 31, 2003 and December 31, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, GTL classified $198,649,000 and $202,865,000 as of March 31, 2003 and December 31, 2002, respectively, of the 8% Preferred Stock and 9% Preferred Stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding the end of the period (approximately $0.07 and $0.06 as of March 31, 2003 and December 31, 2002, respectively). The number of shares of GTL common stock that would be issuable on the mandatory redemption date depends on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% Preferred Stock and 9% Preferred Stock outstanding at the time of the redemption. The amount of the 8% Preferred Stock and 9% Preferred Stock classified outside the

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

shareholders' deficit section will vary in future periods depending on these variables. No dividends have been paid on this preferred stock since December 31, 2000.

     In the three months ended March 31, 2003, no shares of the 8% Preferred Stock were converted into shares of GTL common stock. As of March 31, 2003, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 8% Preferred Stock outstanding at March 31 2003 were convertible into 9,365,807 shares of GTL common stock.

     In the three months ended March 31, 2003, no shares of 9% Preferred Stock were converted into shares of GTL common stock. As of March 31, 2003, the 9% Preferred Stock had an aggregate liquidation preference equal to its $20 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 9% Preferred Stock outstanding at March 31, 2003 were convertible into 750,213 shares of GTL common stock.

5.  COMMITMENTS AND CONTINGENCIES

     On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. ("Loral") and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital Corporation ("Globalstar Capital"). GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    13,470   $    15,284
  Accounts receivable, net of allowance of $1,652 at March
     31, 2003 and $2,030 at December 31, 2002...............        5,374         4,687
  Inventory.................................................          750         1,294
  Prepaid expenses and other current assets.................       10,751         7,899
                                                              -----------   -----------
          Total current assets..............................       30,345        29,164
                                                              -----------   -----------
Property and equipment:
  Globalstar System, net....................................      192,385       198,756
  Other property and equipment, net.........................        1,608         2,143
                                                              -----------   -----------
                                                                  193,993       200,899
                                                              -----------   -----------
Additional spare satellites.................................       24,236        24,236
Production gateways, net of allowance of $9,765 at March 31,
  2003 and $18,943 at December 31, 2002.....................        6,550        12,553
Other assets, net...........................................       26,392        27,522
                                                              -----------   -----------
          Total assets......................................  $   281,516   $   294,374
                                                              ===========   ===========
LIABILITIES AND PARTNERS' (DEFICIT)
Current liabilities:
  Term loans................................................  $     4,026   $        --
  Accounts payable..........................................        3,565         2,522
  Payable to affiliates.....................................        8,624         7,745
  Accrued expenses..........................................        6,533         6,419
  Deferred revenue..........................................        1,977         2,365
                                                              -----------   -----------
          Total current liabilities.........................       24,725        19,051
                                                              -----------   -----------
Liabilities subject to compromise...........................    3,422,682     3,425,921
Commitments and contingencies (Note 13)
Partners' (deficit):
  8% Series A convertible redeemable preferred partnership
     interests (4,356,295 interests outstanding at March 31,
     2003 and December 31, 2002, $218 million redemption
     value at March 31, 2003 and December 31, 2002).........           --            --
  9% Series B convertible redeemable preferred partnership
     interests (389,500 interests outstanding at March 31,
     2003 and December 31, 2002, $20 million redemption
     value at March 31, 2003 and December 31, 2002).........           --            --
  Ordinary general partnership interests (45,910,604
     interests outstanding at March 31, 2003 and December
     31, 2002)..............................................   (3,129,357)   (3,114,193)
  Ordinary limited partnership interests (19,937,500
     interests outstanding at March 31, 2003 and December
     31, 2002)..............................................     (239,740)     (239,740)
  Warrants..................................................      203,335       203,335
  Accumulated other comprehensive loss......................         (129)           --
                                                              -----------   -----------
          Total partners' (deficit).........................   (3,165,891)   (3,150,598)
                                                              -----------   -----------
          Total liabilities and partners' (deficit).........  $   281,516   $   294,374
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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
REVENUES:
  Service...................................................  $ 7,848    $ 2,684
  Subscriber equipment......................................    3,730      1,057
                                                              -------    -------
          Total revenue.....................................   11,578      3,741
                                                              -------    -------
OPERATING EXPENSES:
  Cost of subscriber equipment..............................    2,113        555
  Operations................................................    6,894      4,332
  Marketing, general and administrative.....................    7,306     19,830
  Restructuring and reorganization..........................    1,933      2,070
  Depreciation and amortization.............................    8,354      8,343
                                                              -------    -------
          Total operating expenses..........................   26,600     35,130
                                                              -------    -------
Operating loss..............................................   15,022     31,389
Interest income.............................................       --        101
Interest expense............................................       88     46,515
                                                              -------    -------
Loss before taxes...........................................   15,110     77,803
Income tax expense..........................................       54         12
                                                              -------    -------
Net loss....................................................   15,164     77,815
Preferred distributions on redeemable preferred partnership
  interests.................................................       --      2,887
                                                              -------    -------
Net loss applicable to ordinary partnership interests.......  $15,164    $80,702
                                                              =======    =======
Net loss per ordinary partnership interest -- basic and
  diluted...................................................  $  0.23    $  1.23
                                                              =======    =======
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..........................   65,489     65,607
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(15,164)  $(77,815)
  Provision for gateway receivables.........................       (67)    11,089
  Provision for doubtful accounts...........................        42         10
  Depreciation and amortization.............................     8,354      8,343
  Non-cash interest expense.................................        --      8,388
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (897)      (388)
     Inventory..............................................       544        194
     Prepaid expenses and other current assets..............    (1,758)     2,783
     Other assets...........................................        --       (120)
     Accounts payable.......................................     1,063       (732)
     Payable to affiliates..................................       518      1,108
     Accrued expenses.......................................       316        568
     Accrued interest and other.............................        --     38,126
     Deferred revenue.......................................      (388)      (457)
                                                              --------   --------
          Net cash (used in) operating activities...........    (7,437)    (8,903)
                                                              --------   --------
INVESTING ACTIVITIES:
  Advances for production gateways and user terminals.......        --        (46)
  Cash receipts for production gateways and user
     terminals..............................................     2,207         --
  Construction in progress..................................      (460)        --
  Purchases of property and equipment.......................       (21)       (10)
  Investments in service provider...........................        --       (300)
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................     1,726       (356)
                                                              --------   --------
FINANCING ACTIVITIES:
  Proceeds from term loans..................................     4,026         --
                                                              --------   --------
          Net cash provided by financing activities.........     4,026         --
                                                              --------   --------
  Effect of exchange rate changes on cash...................      (129)        37
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (1,814)    (9,222)
Cash and cash equivalents, beginning of period..............    15,284     55,625
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 13,470   $ 46,403
                                                              ========   ========
NONCASH TRANSACTIONS:
  Settlements of receivables offset by payables and payables to affiliates..........................................  $ (2,356)  $ (1,340)
                                                              ========   ========
  Conversion of redeemable preferred partnership interests
     into ordinary partnership interests....................             $ 63,199
                                                                         ========
  Dividends accrued.........................................             $  2,887
                                                                         ========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2002.

2.  ORGANIZATION AND BUSINESS

     The governing body of Globalstar is the General Partners' Committee. This Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral"), and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of March 31, 2003, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. In 1995, the United States Federal Communications Commission (the "FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP, which has agreed to use such license for the exclusive benefit of Globalstar, will transfer the license to Globalstar as described below.

     GTL was incorporated in 1994 as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of March 31, 2003, GTL owned 27,911,240 (42.4%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

     Globalstar has incurred cumulative ordinary partnership losses of $5.23 billion through March 31, 2003, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court ("Bankruptcy Court") for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. Also on February 15, 2002,

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION the managing general partner of Globalstar, LQSS, filed a voluntary petition in Delaware under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These factors, among others raise substantial doubt about Globalstar's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheets as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed under Section 362(a) of the Bankruptcy Code while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these condensed consolidated financial statements.

     On January 14, 2003, Globalstar and the official committee of unsecured creditors appointed in its bankruptcy case (the "Creditors' Committee") reached an agreement with New Valley Corporation ("New Valley") providing for debtor-in-possession financing (the "New Valley DIP Facility") of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors' Committee informed Globalstar and New Valley that the Creditors' Committee would not support approval of the New Valley investment, but that a consortium including certain individual members of the Creditors' Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley's withdrawal on February 4, 2003.

     On February 14, 2003, Globalstar and the consortium of lenders (the "DIP Lenders") reached agreement on secured, super priority debtor-in-possession financing of $10 million (the "DIP Facility") and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. Globalstar satisfied the prerequisites for drawing the loan and, as of March 31, 2003, had drawn $4.0 million of the loan principal. The terms of the DIP Facility provide the DIP Lenders with a security interest in substantially all of the assets of Globalstar and its debtor subsidiaries, exclusive of cash reserved to fund the liquidation of Globalstar if it were to become necessary.

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar. March 21, 2003 was the deadline set for the submission of proposals by the qualified investors. Four proposals were submitted by qualified investors, each of which proposed a transaction involving the transfer of substantially all of the assets of Globalstar to a newly formed entity. In accordance with the approved auction procedures, Globalstar, in consultation with the Creditors' Committee, (i) invited the qualified investors that submitted the three highest proposals to participate in the auction, which was conducted in New York City on April 2 and April 3, 2003, and (ii) at the auction, selected Thermo Capital Partners, LLC ("Thermo") as the qualified investor having submitted the highest and best proposal. The Bankruptcy Court confirmed the selection of Thermo on April 9, 2003. In so

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION doing, the bankruptcy judge stated that he would consider any materially better proposals submitted prior to the date for final approval of Thermo's proposed transaction, set at April 24, 2003. Subsequently, ICO Global Communications (Holdings) Limited ("ICO"), one of the three qualified investors that participated in the auction, amended its proposal in such a manner as to render it materially better than Thermo's proposal. Globalstar advised Thermo of ICO's amended proposal, and provided Thermo an opportunity to respond. Prior to the scheduled April 24, 2003 hearing, Globalstar and the Creditors' Committee notified the Bankruptcy Court that ICO's proposal was then the highest and best proposal. On April 24, 2003, the judge heard oral argument and postponed decision for one day so that Globalstar and the Creditors' Committee could consider a revision to the Thermo proposal. On April 25, 2003, Globalstar advised the Bankruptcy Court of its preference for the ICO proposal and the judge signed an order approving ICO's proposed transaction.

     Globalstar and ICO are currently in negotiations regarding definitive documents to effect the proposed ICO transaction. Under the terms of the ICO proposal, ICO would invest $55 million in a newly formed Delaware corporation to which substantially all of Globalstar's assets would be transferred ("New Globalstar"); in exchange for such cash contribution, ICO would receive a 54% ownership interest in New Globalstar, with the remaining 46% to be distributed to Globalstar's unsecured creditors. Subject to certain conditions, up to $35 million of the $55 million to be invested would be made available as secured, super priority debtor-in-possession financing (the "ICO DIP Facility") to fund Globalstar's ongoing operations and the completion of Globalstar's reorganization. A portion of the $35 million would be used to retire Globalstar's current DIP Facility. There are certain conditions, including the execution of definitive documents and satisfactory agreements with QUALCOMM related to certain products and services, that must be satisfied before the ICO transaction can be consummated and Globalstar can effectuate a plan of reorganization providing for the distribution of the 46% equity interest in New Globalstar to its unsecured creditors as contemplated.

     It is currently contemplated that the definitive documentation for the proposed ICO transaction will provide that, subject to certain limitations, New Globalstar will use its commercially reasonable efforts to ensure that shareholders of GTL as of the effective date of Globalstar's plan of reorganization are given the opportunity to participate in the first underwritten public offering of equity securities, if any, made by New Globalstar on or before the seventh anniversary of such effective date; provided that (i) doing so will not result in any material expense to New Globalstar or have an adverse effect on the success of such offering or result in any material delay of the completion of such offering, and (ii) such obligation will automatically terminate upon a change of control of New Globalstar or if GTL dissolves or takes other action adverse to the debtors prior to the effective date of Globalstar's plan of reorganization.

     No assurance can be given as to whether or when the ICO transaction will be consummated or whether or when a plan or reorganization of Globalstar will be confirmed or effectuated. A Bankruptcy Court hearing to approve the ICO DIP Facility is scheduled for May 20, 2003.

     Globalstar has developed a business plan in connection with its restructuring. The business plan, which is predicated on an infusion of funds, assumes the consolidation of certain Globalstar service provider operations into New Globalstar. Several of the acquisitions contemplated in the business plan have been completed, commencing in December 2001 and continuing through May 2003. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar System and allowed for increased geographic coverage and pricing coordination in Globalstar's service offerings and pricing. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability (see
Note 4).

     On March 14, 2003, Loral, the Creditors' Committee and Globalstar signed a term sheet outlining the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION against Loral (the "Loral Settlement"). Also on March 14, 2003, Globalstar and the Creditors' Committee filed a joint motion with the Bankruptcy Court under Bankruptcy Rule 9019 for an order approving the Loral Settlement. The Bankruptcy Court approved the Loral Settlement on April 14, 2003, and the parties executed a definitive agreement reflecting the Loral Settlement on May 6, 2003. The Loral Settlement provides the following, among other items: (1) Space Systems/Loral, Inc. ("SS/L") would transfer to Globalstar title "as is" to the eight spare satellites that are currently held in storage by SS/L; (2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to certain defense, national security and other governmental agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue business opportunities with those governmental agencies; (3) L/Q Licensee, Inc. ("L/Q Licensee") a subsidiary of LQP, would transfer the FCC license held by it to Globalstar or LQP would transfer its interests in L/Q Licensee to Globalstar;
(4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from Globalstar Canada Co. ("GCC") to Loral and the remaining financial obligations would be restructured;
(6) Loral's general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract; (8) if requested by Loral, Globalstar would transfer its interest in the Russian service provider, which it holds for the benefit of Loral, to Loral; (9) Loral's designees would resign from Globalstar's General Partners Committee; and (10) Globalstar and its subsidiaries would release their claims against Loral, certain Loral affiliates and all six members of Globalstar's General Partners' Committee (the "Released Parties") and would use reasonable best efforts to cause Globalstar's Chapter 11 plan of reorganization to include a release of third party claims against the Released Parties. Under the definitive settlement agreement, the closing of the Loral Settlement is subject to the satisfaction of certain conditions, including a condition that the Bankruptcy Court order approving the Loral Settlement shall have becoming a final order. Subsequent to the entry of such Bankruptcy Court order and before such order became a final order, a motion to reconsider was filed by Advanced Metering and Technologies Inc., and accordingly, such order has not yet become a final order as of the date of this Report. No assurance can be given as to whether or when the Bankruptcy Court order approving the Loral Settlement will become a final order or as to whether or when the closing of the Loral Settlement will occur.

     On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom SpA ("Elsacom") and a gateway asset purchase agreement (collectively the "Elsacom Settlement") with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom's service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations, including certain pre-petition liabilities, due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Elsacom paid the first installment of $1.2 million in March 2003. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar is in the process of dismantling the Finland gateway and placing the removable parts, which contain most of the gateway's electronics, in storage for future deployment.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Financial Statement Preparation

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

  Pre-petition Debt, Accrued Interest, and Dividends Payable

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheets as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Interest expense on pre-petition debt will not be paid during the bankruptcy proceeding and is not expected to be an allowed claim; therefore, $342.9 million of interest on pre-petition debt has not been recorded since the Petition Date. In addition, $19.2 million and $50.4 million of amortization have not been recorded since the Petition Date on the debt discounts and premiums and deferred financing costs, respectively. Dividends of $21.6 million on RPPIs since the Petition Date have not been accrued or recorded as these amounts are not expected to be allowed claims.

  Production Gateways

     These assets include $6.6 million and $12.6 million in net receivables at March 31, 2003 and December 31, 2002, respectively, from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of March 31, 2003, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of March 31, 2003, Globalstar has provided an allowance for doubtful collection of $9.8 million and $18.9 million as of March 31, 2003 and December 31, 2002, respectively.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with these facilities. Prior to the Petition Date, these costs were classified as long term assets and were being amortized over the terms of the credit facilities as interest expense. Globalstar ceased the amortization of the costs on the Petition Date as the value of the debt has not been confirmed by the Bankruptcy Court. The amortization expense that otherwise would have been recorded from the Petition Date through March 31, 2003 is $50.4 million. As of March 31, 2003, the deferred financing costs have been offset with the related debt and included in the liabilities subject to compromise.

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

     The following table illustrates the effect on Globalstar's reported net loss applicable to common shareholders and net loss per share if Globalstar had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Net loss, as reported.......................................   $15,164     $80,702
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards.....       439       1,266
                                                               -------     -------
Pro-forma net loss..........................................   $15,603     $81,968
                                                               =======     =======
Reported basic and diluted loss per common share............   $  0.23     $  1.23
                                                               =======     =======
Pro-forma basic and diluted loss per common share...........   $  0.24     $  1.25
                                                               =======     =======

  Revenue Recognition

     Globalstar owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers and, through its subsidiaries, on a retail basis directly to retail subscribers. Revenue from services to Globalstar service providers is recognized based upon airtime minutes processed and contractual fee arrangements. Service provider airtime revenue is recognized at the close of the monthly billing cycle for each customer. Where collectibility is uncertain, revenue is recognized on the cash basis.

     Customer activation fees are deferred and recognized over one year, the average life of the customer contract. Service revenue is presented net of commissions paid to distributors. Commissions that reduced

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION revenue for the three months ended March 31, 2003 and March 31, 2002 were $0.6 million and $0.1 million, respectively.

     Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss had passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable.

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $0.7 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively, and are included in operations expense.

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

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three months ended March 31, 2003 and 2002, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% RPPIs into 2.3 million ordinary partnership interests for the three months ended March 31, 2003 and 2002; (ii) the assumed conversion of the 9% RPPIs into 0.2 million and 0.5 million ordinary partnership interests for the three months ended March 31, 2003 and 2002, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL's outstanding options and warrants, totaling 10.8 million ordinary partnership interests for the three months ended March 31, 2003 and 2002, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three months ended March 31, 2003 and 2002.

  Comprehensive Income

     Comprehensive income (loss) is defined as revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of partners' deficit but are excluded from net loss, including foreign currency translation adjustments. Globalstar presents other comprehensive income
(loss) in its consolidated statements of partners' deficit.

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners' (deficit) or net loss.

  New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. Globalstar has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Globalstar adopted the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002 and it did not have a significant impact on its financial position or results of operations.

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

4.  ACQUISITIONS

     In December 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc ("Vodafone") through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, completed on December 18, 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation, for $100 plus acquisition costs of $258,000. Globalstar has renamed the company Globalstar Satellite Services Inc. ("GSSI"). GSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a Nova Scotia corporation based in Ontario, Canada. The results of operations of GCSC, since December 2001, are presented in these consolidated financial statements. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange for a credit memo to offset expenses from an affiliated company. Loral's interest in GCSC is to be transferred to Globalstar as part of the Loral Settlement discussed above (see Note 2).

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

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

5.  TERM LOANS

     On March 6, 2003, the Bankruptcy Court approved the $10 million DIP Facility. Funds can be borrowed in increments not greater than $2.0 million and can only be borrowed every 15 days. Two borrowings of $2.0 million each were received in the three months ended March 31, 2003, totaling draws of $4.0 million. Interest accrues on the loans at 10% per annum and the balance of accrued interest as of March 31, 2003 was $26,000. The maturity date of the term loans is the earliest of the date a plan of reorganization becomes effective, the closing of a sale of Globalstar's assets and July 15, 2003. The terms of the DIP Facility provide the DIP Lenders with a security interest in substantially all the assets of Globalstar and its debtor subsidiaries, exclusive of cash reserved to fund the liquidation of Globalstar if it were to become necessary. In partial consideration for the loan, upon confirmation of Globalstar's plan of reorganization, Globalstar is obligated to pay the DIP Lenders a $250,000 commitment fee, which is being accrued through July 15, 2003. The accrued commitment fee as of March 31, 2003 is $62,000 and is included in accrued expenses. In the event that Globalstar's creditors are provided consideration in excess of $55 million through Globalstar's plan of reorganization, the DIP Lenders commitment fee will be increased by 10% of the amount of consideration in excess of $55 million up to total consideration of $155 million and 5% of any consideration provided in excess of $155 million. It is contemplated that a portion of the ICO DIP Facility will be utilized to repay the principal and interest owing under the term loans and to fund a $250,000 escrow to secure payment of the commitment fee (see Note 2).

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

6.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Accrued compensation and benefits...........................   $2,213        $1,310
Accrued professional fees...................................    1,855         3,028
Accrued commissions and coop................................      482           356
Accrued property and other taxes............................      421           383
Accrued contract services...................................      303           608
Accrued warranty reserve....................................      279           250
Other accrued expenses......................................      980           484
                                                               ------        ------
                                                               $6,533        $6,419
                                                               ======        ======

7.  LIABILITIES SUBJECT TO COMPROMISE

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

     Liabilities subject to compromise are comprised of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
Term loans payable to affiliates............................  $  400,000    $  400,000
Revolving credit facility to affiliates.....................     100,000       100,000
Senior notes payable........................................   1,419,283     1,419,283
Notes payable...............................................     150,000       150,000
Notes payable to affiliates.................................      95,010        95,010
Accounts payable............................................       1,475         1,461
Payable to affiliates.......................................      37,191        40,287
Vendor financing liability..................................     880,062       880,062
Dividends payable...........................................      32,757        32,757
Accrued expenses............................................      38,185        38,342
Accrued interest............................................     306,639       306,639
Deferred revenues...........................................      23,363        23,363
Deferred financing costs....................................     (61,283)      (61,283)
                                                              ----------    ----------
          Total liabilities subject to compromise...........  $3,422,682    $3,425,921
                                                              ==========    ==========

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

8.  PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                        POST PETITION   PRE-PETITION   POST PETITION   PRE-PETITION
                                          MARCH 31,      MARCH 31,     DECEMBER 31,    DECEMBER 31,
                                            2003            2003           2002            2002
                                        -------------   ------------   -------------   ------------
SS/L..................................     $  411         $278,364        $  409         $278,364
Loral.................................        492              981           277              981
QUALCOMM..............................         --          637,755            --          637,755
GCC...................................      7,649               --         6,770               --
Other affiliates......................         72              153           289            3,249
                                           ------         --------        ------         --------
                                           $8,624         $917,253        $7,745         $920,349
                                           ======         ========        ======         ========

     All payables to affiliates and vendor financing incurred prior to the Petition Date have been classified as liabilities subject to compromise (see
Note 7). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $93.4 million, which would have been recognized for the period from the Petition Date through March 31, 2003 under pre-petition accounting practices, has not been accrued. Debt discounts related to the vendor financing have not been adjusted since the Petition Date. Under pre-petition accounting practices, the value of vendor financing debt would have been increased by $8.2 million during the period from the Petition Date through March 31, 2003.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest) with QUALCOMM that replaced the previous arrangement. As of March 31, 2003, $623.3 million was outstanding under this facility (including $123.3 million of accrued interest). This liability, including accrued interest through the Petition Date, has been included in liabilities subject to compromise (see Note 7). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. The warrants are vested and will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements. However, in light of Globalstar's Chapter 11 petition, these warrants are likely to be of no value.

     As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing was accelerated and became immediately due and payable and is included in liabilities subject to compromise.

     SS/L provided $344 million of billings deferred under its construction contracts with Globalstar, which included $120 million of orbital incentives. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of March 31, 2003, seven of the eight replacement satellites were placed in storage and payments became due. No payments were made in the three months ended March 31, 2003 or 2002 and interest accrued on the remaining 50% through the Petition Date. Total accrued interest on the orbitals as of March 31, 2003 was $237,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 15, 2001. Penalty fees were accrued at the London Interoffer Bank Rate ("LIBOR") plus 3%, through the Petition Date, and total accrued penalties as of March 31, 2003 were $1.2 million. Interest was being accrued at LIBOR plus 3%, through the Petition Date, and total accrued interest as of March 31, 2003 was $53.7 million. All of the construction contract amounts

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION owed to SS/L have been included in liabilities subject to compromise. Claims of Loral and its affiliates are to be resolved as part of the Loral Settlement discussed above (see Note 2).

9.  CREDIT FACILITIES

     As of March 31, 2003, the credit facilities have been included in the liabilities subject to compromise (see Note 7). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $51.0 million and $15.3 million has not been accrued on the $500 million credit facility and on the notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility, respectively, from the Petition Date through March 31, 2003. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this credit facility was accelerated and became immediately due and payable.

10.  SENIOR NOTES AND WARRANTS

     As of March 31, 2003, the senior notes have been included in the liabilities subject to compromise (see Note 7). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense of $183.2 million has not been accrued from the Petition Date through March 31, 2003. Prior to the Petition Date Globalstar was increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes. On the Petition Date, the note values were stayed, therefore the carrying value was not increased by $13.0 million for the period from the Petition Date through March 31, 2003.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Under the terms of Globalstar's 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (collectively, the "Notes"), non-payment of interest on the Notes when it becomes due, and continuance of non-payment for 30 days, is an "event of default". As a result of Globalstar's bankruptcy petition filed on February 15, 2002, these Notes have been accelerated and are immediately due and payable.

11.  RESTRUCTURING AND REORGANIZATION

     Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company's finances. These initiatives included reductions in Globalstar's workforce, the development of financial restructuring plans, negotiations with Globalstar's significant creditors, and the initiation of Globalstar's Chapter 11 cases on February 15, 2002. As a result of the restructuring efforts, Globalstar has recorded cumulative charges totaling $21.6 million through March 31, 2003. Restructuring and reorganization charges recorded in the quarter ended March 31, 2003 were $1.9 million, including $1.1 million in Globalstar advisory fees, $0.6 million in creditor advisory fees, and $0.2 in other restructuring costs. Since the Petition Date, all advisory fees are expensed as incurred as reorganization charges and interest income is recognized as a reorganization item, consistent with SOP 90-7.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     A summary of the restructuring charges incurred from the beginning of 2001 through March 31, 2003 are as follows (in millions):

                                                         AMOUNTS     AMOUNTS     UNPAID
                                                         EXPENSED     PAID      LIABILITY
                                                         --------    -------    ---------
Globalstar advisory fees...............................   $11.4       $ 8.6       $2.8
Creditor advisory fees.................................     5.1         4.1        1.0
Employee separation costs..............................     5.1         5.1         --
Other restructuring costs..............................     0.3         0.3         --
                                                          -----       -----       ----
          Total........................................    21.9       $18.1       $3.8
                                                                      =====       ====
Less interest income...................................     0.3
                                                          -----
Total..................................................   $21.6
                                                          =====

     Globalstar Advisory Fees -- Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition. The remaining $2.8 million accrued as of March 31, 2003 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

     Creditor Advisory Fees -- At Globalstar's expense, Globalstar's informal committee of bondholders and later the official Creditors' Committee retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee's expenses upon formation of the official Creditors' Committee. The remaining $1.0 million accrued as of March 31, 2003 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

     Employee Separation Costs -- Globalstar reduced its workforce by approximately 300 employees primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million and $0.2 million were recorded for the year 2001 and 2002, respectively, for employee severance obligations, payments in accordance with Globalstar's retention bonus program and fringe benefit costs related to terminated employees.

12.  REVENUE INFORMATION

     Globalstar's revenue by subsidiary and affiliated companies is presented for purposes of disseminating the distribution of Globalstar's revenue and is as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Wholesale revenue -- Globalstar, L.P........................   $ 3,201     $  780
Service provider revenue:
  Canada -- Globalstar Canada Satellite Co..................     5,299      3,238
  United States -- Globalstar USA, LLC......................     5,311         --
  Europe -- Globalstar Europe Satellite Services, Ltd.......        21         --
Eliminations................................................    (2,254)      (277)
                                                               -------     ------
          Total revenue.....................................   $11,578     $3,741
                                                               =======     ======

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

13.  COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation ("Globalstar Capital") on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the "10 3/4% Senior Notes") in Superior Court, New Castle County, Delaware. Globalstar Capital and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes' registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. The plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. The defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant the Bankruptcy Code.

     On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     On December 5, 2002, StarMD, LLC ("StarMD") filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD "as many telephones as its requests and to provide service to plaintiff's customers . . . ;" (2) in assumpsit, for lost profits "and related revenue" from the sale of "an estimated 10,800 telephones," in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff's efforts in developing a marketing campaign, for damages "in excess of $25,000;" and (4) in trespass, for tortiously interfering with plaintiff's agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The court requested the parties to file briefs before deciding the motion to dismiss.

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

     At the time of their respective acquisitions both GCSC and GUSA were offering service guarantees to portions of their customer base, under which certain customers are entitled to cash compensation in the event that Globalstar services do not remain active and available to them for at least one year after initial activation. Globalstar has assumed these guarantees since the acquisition and is continuing them only when necessary for certain accounts. As of March 31, 2003, Globalstar has maximum contingent obligations with respect to these service guarantees of approximately $2.3 million, that would come due in the event that Globalstar services were discontinued in Canada or the United States. Globalstar believes service will continue, therefore no accrual was recorded.

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

     Globalstar's employees are participants in a defined benefit pension plan managed by Loral (the "Loral Plan"), Globalstar is current with respect to its funding obligations required under the Loral Plan. Globalstar is currently reviewing the impact of the proposed ICO transaction on the continued participation of Globalstar employees in the Loral Plan and Globalstar's future obligations thereunder.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA Globalstar Limited Partner, Inc. ("DASA") and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise.

     Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar's

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements. The notes are unsecured claims in Globalstar's bankruptcy case.

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

14.  SUBSEQUENT EVENT

     Pursuant to Globalstar's restructured business plan, on May 6, 2003, GCSC entered into a share purchase agreement to acquire 66.67% of the outstanding common stock of Globalstar Canada Holding Co. ("GCHC"). As a result of this stock purchase, GCSC indirectly owns 100% of GCC, the company which owns and operates the two Canadian gateways. The purchase price of $354,000 was paid at closing. This transaction, combined with the acquisition of the Loral interests in the Canadian service provider operations contemplated by the Loral Settlement (see Note 2), will provide Globalstar with 100% ownership of the Canadian service provider operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar, L.P. ("Globalstar") and Globalstar Telecommunications Limited ("GTL") or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar filed for bankruptcy protection on February 15, 2002 and GTL's equity interest in Globalstar will likely be eliminated, in which event GTL shares will have no value; (ii) Globalstar has limited cash to fund its operations; (iii) Globalstar has defaulted on certain debt payments; (iv) the rate of growth for the service has not been sufficient to sustain Globalstar's cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) Globalstar's consolidation of certain service providers might not bring efficiencies to operations; (viii) Globalstar is dependent on key vendors; (ix) GTL will likely be unable to fund mandatory redemption requirements of 8% Preferred Stock 9% Preferred Stock; (x) GTL has been de-listed by The NASDAQ Stock Market; (xi) Lockheed Martin is disputing Globalstar's right to issue it a $150 million note in satisfaction of payments made under a guaranty; (xii) Globalstar's satellites have a limited useful life and may fail prematurely; (xiii) Globalstar faces currency risks and special risks by doing business in developing markets; (xiv) Globalstar's business is regulated, causing uncertainty and additional costs;
(xv) Globalstar's 2 GHz license has been cancelled and might not be reinstated;
(xvi) Globalstar may have its Big LEO spectrum allocation reduced; (xvii) Globalstar faces intense competition from both direct and indirect competitors, and additional direct competitors plan to enter the market in the future; (xviii) technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors; (xix) new technologies and the expansion of land-based systems may reduce demand for Globalstar's service; (xx) Globalstar could face liability based on alleged health risks; (xxi) Globalstar relies on key personnel; (xxii) certain potential conflicts of interest could result in decisions adverse to Globalstar's interests; (xxiii) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xxiv) a change of control of GTL or reduction in GTL's ownership of Globalstar could result in GTL having to pay additional taxes and becoming subject to onerous requirements under the Investment Company Act; (xxv) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL's Board of Directors and to appoint a member to Globalstar's General Partners' Committee; (xxvi) patents held by other firms or individuals may block Globalstar's patents; (xxvii) publicly traded securities are subject to volatility of market values; (xxviii) GTL is dependent upon payments from Globalstar to meet its obligations; (xxix) GTL has no source of funds other than those provided by Globalstar; and (xxx) Globalstar is subject to export regulation. For a detailed discussion of these factors and conditions, please refer to the section of this Form 10-Q entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" and to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

OVERVIEW

     GTL, a general partner of Globalstar, which is a Delaware limited partnership, was created to permit public equity ownership in Globalstar. GTL does not have any operations, personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

GLOBALSTAR'S RESTRUCTURING

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), in the United States Bankruptcy Court (the "Bankruptcy Court") for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Based on events to date, Globalstar's bankruptcy filing and subsequent financial restructuring will leave shares in GTL with no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     On January 14, 2003, Globalstar and the official committee of unsecured creditors appointed in its bankruptcy case (the "Creditors' Committee") reached an agreement with New Valley Corporation ("New Valley") providing for debtor-in-possession financing (the "New Valley DIP Facility") of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors' Committee informed Globalstar and New Valley that the Creditors' Committee would not support approval of the New Valley investment, but that a consortium including certain individual members of the Creditors' Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley's withdrawal on February 4, 2003.

     On February 14, 2003, Globalstar and the consortium of lenders (the "DIP Lenders") reached agreement on secured, super priority debtor-in-possession financing of $10 million (the "DIP Facility") and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar's restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. Globalstar satisfied the prerequisites for drawing the loan and, as of March 31, 2003, had drawn $4.0 million of the loan principal. The terms of the DIP Facility provide the DIP Lenders with a security interest in substantially all the assets of Globalstar and its debtor subsidiaries, exclusive of cash reserved to fund the liquidation of Globalstar if it were to become necessary.

     Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors' Committee, determined which of them were "qualified" to perform due diligence and make a definitive proposal for an equity investment in Globalstar. March 21, 2003 was the deadline set for the submission of proposals by the qualified investors. Four proposals were submitted by qualified investors, each of which proposed a transaction involving the transfer of substantially all of the assets of Globalstar to a newly formed entity. In accordance with the approved auction procedures, Globalstar, in consultation with the Creditors' Committee, (i) invited the qualified investors that submitted the three highest proposals to participate in the auction, which was conducted in New York City on April 2 and April 3, 2003, and (ii) at the auction, selected Thermo Capital Partners, LLC ("Thermo") as the qualified investor having submitted the highest and best proposal. The Bankruptcy Court confirmed the selection of Thermo on April 9, 2003. In so doing, the bankruptcy judge stated that he would consider any materially better proposals submitted prior to the date for final approval of Thermo's proposed transaction, set at April 24, 2003. Subsequently, ICO Global Communications (Holdings) Limited ("ICO"), one of the three qualified investors that participated in the auction, amended its proposal in such a manner as to render it materially better than Thermo's proposal. Globalstar advised Thermo of ICO's amended proposal, and provided Thermo an opportunity to respond. Prior to the scheduled April 24, 2003 hearing, Globalstar and the Creditors' Committee notified the Bankruptcy Court that ICO's proposal was then the highest and best proposal. On April 24, 2003, the judge heard oral argument and postponed decision for one day so that Globalstar and the Creditors' Committee could consider a revision to the Thermo proposal. On April 25, 2003, Globalstar advised the Bankruptcy Court of its preference for the ICO proposal and the judge signed an order approving ICO's proposed transaction.

     Globalstar and ICO are currently in negotiations regarding definitive documents to effect the proposed ICO transaction. Under the terms of the ICO proposal, ICO would invest $55 million in a newly formed Delaware corporation to which substantially all of Globalstar's assets would be transferred ("New Globalstar"); in exchange for such cash contribution, ICO would receive a 54% ownership interest in New Globalstar, with the remaining 46% to be distributed to Globalstar's unsecured creditors. Subject to certain conditions, up to $35 million of the $55 million to be invested would be made available as secured, super priority debtor-in-possession financing (the "ICO DIP Facility") to fund Globalstar's ongoing operations and the completion of Globalstar's reorganization. A portion of the $35 million would be used to retire Globalstar's current DIP Facility. There are certain conditions, including the execution of definitive documents and satisfactory agreements with QUALCOMM Incorporated ("QUALCOMM") related to certain products and services, that must be satisfied before the ICO transaction can be consummated and Globalstar can effectuate a plan of reorganization providing for the distribution of the 46% equity interest in New Globalstar to its unsecured creditors as contemplated.

     It is currently contemplated that the definitive documentation for the proposed ICO transaction will provide that, subject to certain limitations, New Globalstar will use its commercially reasonable efforts to ensure that shareholders of GTL as of the effective date of Globalstar's plan of reorganization are given the opportunity to participate in the first underwritten public offering of equity securities, if any, made by New Globalstar on or before the seventh anniversary of such effective date; provided that (i) doing so will not result in any material expense to New Globalstar or have an adverse effect on the success of such offering or result in any material delay of the completion of such offering, and (ii) such obligation will automatically terminate upon a change of control of New Globalstar or if GTL dissolves or takes other action adverse to the debtors prior to the effective date of Globalstar's plan of reorganization.

     No assurance can be given as to whether or when the ICO transaction will be consummated or whether or when a plan of reorganization of Globalstar will be confirmed or effectuated. A Bankruptcy Court hearing to approve the ICO DIP Facility is scheduled for May 20, 2003. In the event that the proposed ICO transaction is successfully consummated and a plan of reorganization of Globalstar as described above is confirmed, it is contemplated that GTL will file a petition for bankruptcy relief and wind down its operations.

NEW BUSINESS PLAN AND RELATED TRANSACTIONS

     Globalstar has developed a business plan in connection with its restructuring. The business plan, which is predicated on an infusion of funds, assumes the consolidation of certain Globalstar service provider operations into New Globalstar. Several of the acquisitions contemplated in the business plan have been completed, commencing in December 2001 and continuing through May 2003. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar System and allowed for increased geographic coverage and pricing coordination in Globalstar's service offerings and pricing. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability.

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

     On March 14, 2003, Loral Space & Communications Ltd. ("Loral"), the Creditors' Committee and Globalstar signed a term sheet outlining the terms and conditions of a comprehensive settlement of certain contested matters and a release of claims against Loral (the "Loral Settlement"). Also on March 14, 2003, Globalstar and the Creditors' Committee filed a joint motion with the Bankruptcy Court under Bankruptcy Rule 9019 for an order approving the Loral Settlement. The Bankruptcy Court approved the Loral Settlement on April 14, 2003 and the parties executed a definitive agreement reflecting the Loral Settlement on May 6, 2003. The Loral Settlement provides the following, among other items:
(1) Space Systems/Loral, Inc. ("SS/L") would transfer to Globalstar title "as is" to the eight spare satellites that are currently held in storage by SS/L;
(2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to certain defense, national security and other governmental agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue business opportunities with those governmental agencies; (3) L/Q Licensee, Inc. ("L/Q Licensee") a subsidiary of Loral/QUALCOMM Partnership, LP ("LQP"), would transfer the Federal Communications Commission ("FCC") license held by it to Globalstar or LQP would transfer its interest in L/Q Licensee to Globalstar; (4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from Globalstar Canada Co. ("GCC") to Loral and the remaining financial obligations would be restructured; (6) Loral's general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract; (8) if requested by Loral, Globalstar would transfer its interest in the Russian service provider, which it holds for the benefit of Loral, to Loral;
(9) Loral's designees would resign from Globalstar's General Partners Committee; and (10) Globalstar and its subsidiaries would release their claims against Loral, certain Loral affiliates and all six members of Globalstar's General Partners' Committee, (the "Released Parties") and would use reasonable best efforts to cause Globalstar's Chapter 11 plan of reorganization to include a release of third party claims against the Released Parties. Under the definitive settlement agreement, the closing of the Loral Settlement is subject to the satisfaction of certain conditions, including a condition that the Bankruptcy Court order approving the Loral Settlement shall have become a final order. Subsequent to the entry of such Bankruptcy Court order and before such order becoming a final order, a motion to reconsider was filed by Advanced Metering and Technologies Inc., and accordingly, such order has not yet become a final order as of the date of this Report. No assurance can be given as to whether or when the Bankruptcy Court order approving the Loral Settlement will become a final order or as to whether or when the closing of the Loral Settlement will occur.

     On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom SpA ("Elsacom") and a gateway asset purchase agreement (collectively, the "Elsacom Settlement") with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom's service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations, including certain pre-petition liabilities, due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Elsacom paid the first installment of $1.2 million in March 2003. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar is in the process of dismantling the Finland gateway and placing the removable parts, which contain most of the gateway's electronics, in storage for future deployment.

     On May 6, 2003, Globalstar Canada Satellite Co. "GCSC" entered into a share purchase agreement to acquire 66.67% of the outstanding common stock of Globalstar Canada Holding Co. ("GCHC"). As a result of the stock purchase, GCSC indirectly owns 100% of GCC, the company which owns and operates the two Canadian gateways. The purchase price of $354,000 was paid at closing. This transaction, combined with the acquisition of the Loral interests in the Canadian service provider operations contemplated by the Loral Settlement, will provide Globalstar with 100% ownership of the Canadian service provider operations.

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

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2003. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, Loral QUALCOMM Satellite Services, L.P. ("LQSS"), the other general partner of Globalstar filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to the general partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $882.0 million.

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

     Since Globalstar filed a voluntary petition under Chapter 11 of the Bankruptcy Code on February 15, 2002, Globalstar's consolidated financial statements have been prepared in compliance with Statement of Position ("SOP 90-7") on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the American Institute of Certified Public Accountants. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been fixed by the Bankruptcy Court. Debt obligations have not been adjusted to reorganization values since the Bankruptcy Court has not yet confirmed the plan of reorganization. Management expects that the allowed claims will be established near the date that a final plan of reorganization is confirmed by the Bankruptcy Court and pre-petition liabilities will be adjusted as the claims are resolved.

     Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Based on the events to date, Globalstar's bankruptcy filing and subsequent financial restructuring will leave shares in GTL with no value. These factors, among others, raise substantial doubt about GTL's ability to function as a going concern.

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

     Long term assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of March 31, 2003, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of March 31, 2003, Globalstar has reserved $9.8 million of the production gateway receivables.

RESULTS OF OPERATIONS

     Globalstar currently provides satellite-based telephony and narrow band data services through 24 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, most of the Middle East, China and South Korea. For the three months ended March 31, 2003, Globalstar recorded total revenues of $11.6 million and provided 11.3 million minutes of billable telecommunication services as compared to $3.7 million and 6.8 million minutes for the three months ended March 31, 2002. As of March 31, 2003, approximately 84,000 commercial subscribers were using the Globalstar System. Globalstar's revenues during the quarter were not sufficient to fund Globalstar's operations.

     Globalstar's total revenues have increased significantly during the three months ended March 31, 2003, primarily through its acquisition Globalstar USA, LLC ("GUSA"), increased equipment sales and minute volume, and improved collection of service provider accounts. The distribution of Globalstar's revenue by subsidiary and affiliated companies is as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Wholesale revenue -- Globalstar, L.P. ......................   $ 3,201     $  780
Service provider revenue:
  Canada -- Globalstar Canada Satellite Co..................     5,299      3,238
  United States -- Globalstar USA, LLC......................     5,311         --
  Europe -- Globalstar Europe Satellite Services, Ltd. .....        21         --
Eliminations................................................    (2,254)      (277)
                                                               -------     ------
     Total revenue..........................................   $11,578     $3,741
                                                               =======     ======

     Globalstar, L.P. owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers. During the three months ended March 31, 2003, Globalstar, L.P. recognized total revenue of $3.2 million, consisting of $3.0 million of service revenue and $0.2 million related to the sale of subscriber equipment and spare parts, compared with total revenue of $0.8 million, consisting of service revenue during the three months ended March 31, 2002. The increase in service revenue consists of $0.6 million recognized through collection of proceeds from the Vodafone settlement and an increase in Globalstar system call minute volume to 11.3 million billable minutes during the three months ended March 31, 2003 from 6.8 million for the equivalent period of 2002.

     On December 18, 2001, Globalstar acquired an indirect 50.1% interest in Globalstar Canada Satellite Co. (GCSC), Globalstar's Canadian service provider. During the three months ended March 31, 2003, GCSC and its affiliates recognized total revenue of $5.3 million, consisting of $3.1 million of service revenue and $2.2 million of subscriber equipment sales, compared with total revenue of $3.2 million, consisting of $2.2 million of service revenue and $1.1 million of subscriber equipment sales during the three months ended March 31, 2002. The increase is due to an increase in call volume, primarily the result of services to winter season oil and gas drillers in Northern Canada, and related increases in equipment sales.

     GUSA is the Globalstar service provider in the United States and the Caribbean. GUSA and Globalstar Caribbean Ltd. which holds the Caribbean gateway license, were acquired by a wholly-owned non-debtor subsidiary of Globalstar, L.P. on August 19, 2002. During the three months ended March 31, 2003, GUSA recognized total revenue of $5.3 million, consisting of $2.9 million of service revenue and $2.4 million of subscriber equipment sales. Globalstar did not earn any revenue related to its ownership of GUSA in the three months ended March 31, 2002.

     Globalstar Europe Satellite Services, Ltd. ("GESS") was formed in July 2002 by Globalstar to restart the commercial Globalstar operations in western Europe and North Africa. During the three months ended

March 31, 2003, GESS recognized total revenue of $21,000 of service revenue. Globalstar did not earn any revenue related to GESS in the three months ended March 31, 2002.

     Globalstar eliminates revenues recorded on sales between subsidiary companies and between the parent and subsidiaries. For the three months ended March 31, 2003, $2.3 million of revenues were eliminated, consisting of wholesale airtime sales from Globalstar, L.P. to GCSC, GUSA and GESS of $1.1 million and subscriber equipment sales between GUSA and GCSC of $1.2 million. For the three months ended March 31, 2002, $0.3 million of revenues were eliminated, consisting of wholesale airtime sales from Globalstar, L.P. to GCSC.

     On a consolidated basis, Globalstar recorded subscriber equipment revenue of $3.7 million and $1.1 million for the three months ended March 31, 2003 and March 31, 2002, respectively. The increase is primarily the result of the GUSA acquisition in August 2002 and new equipment sales by GCSC for the three months ended March 31, 2003. Globalstar's cost of subscriber equipment sold was $2.1 million and $0.6 million for the three months ended March 31, 2003 and March 31, 2002, respectively. Both periods include inventory acquired at low cost in acquisitions of the operations of several service providers. Most subscriber products are currently being sold at 10% to 20% in excess of product cost.

     Operations expense increased to $6.9 million for the three months ended March 31, 2003 from $4.3 million for the three months ended March 31, 2002. The increase is primarily the result of operation costs incurred by GUSA, which was acquired in August 2002 and the expenses incurred by GESS for the restart of European operations.

     Marketing, general and administrative expenses decreased to $7.3 million for the three months ended March 31, 2003 from $19.8 million for the three months ended March 31, 2002. The decrease is primarily the result of $11.0 million in additional production gateway bad debt reserves recorded in the three months ended March 31, 2002 and the reversal of accruals related to the Elsacom Settlement of $0.6 million in the three months ended March 31, 2003. This decrease is partially offset by an increase due to costs incurred by GUSA and GESS in the three months ended March 31, 2003.

     Restructuring and reorganization costs of $1.9 million were incurred in the three months ended March 31, 2003, compared to $2.1 million for the three months ended March 31, 2002. In the three months ended March 31, 2003, these costs were primarily fees to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $1.1 million, fees to the creditors' legal counsel of $0.6 million, and other restructuring costs of $0.2 million.

     Depreciation and amortization expenses increased to $8.4 million for the three months ended March 31, 2003 from $8.3 million for the three months ended March 31, 2002. The increase is the result of additional assets purchased in 2002.

     Interest income earned subsequent to the Petition Date is accounted for as an offset to restructuring costs. Consequently, only $0.1 million was recorded as interest income in the three months ended March 31, 2002, prior to the Petition Date.

     Globalstar ceased recognizing interest expense on pre-petition debts on the Petition Date. Interest expense recorded from the beginning of the year through the Petition Date in 2002 was $46.5 million. Interest expense recorded in the three months ended March 31, 2003 was $0.1 million and represents accrued interest and accrued financing costs on the term loans.

     The accrual of preferred dividends on the 8% RPPIs and 9% RPPIs ceased on the Petition Date. No preferred dividends were accrued for the three months ended March 31, 2003. Through the Petition Date in 2002, $2.9 million of preferred dividends were accrued. None of the distributions accrued during 2002 have been paid.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $15.2 million for the three months ended March 31, 2003, compared to $80.7 million for the three months ended March 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, Globalstar had approximately $13.5 million in cash and cash equivalents on hand, including $2.9 million held by GCSC. During 2003, Globalstar plans to use its available funds to cover its net cash out flow, which it expects to include costs associated with operating its satellite constellation, operating gateways, and providing retail services in North America and portions of Europe.

     The $13.5 million cash on hand at March 31, 2003 and the anticipated revenue from operations are insufficient to fund Globalstar's operations. Assuming approval of the ICO DIP Facility by the Bankruptcy Court on May 20, 2003, cash on hand from operations, together with funds available under the ICO DIP Facility, are expected to be sufficient to fund operations through the closing of the transactions contemplated by the ICO proposal. However, no assurance can be given in this regard or, if such funds are insufficient, that additional financing will be available on terms acceptable to Globalstar, if at all. In such circumstances, if Globalstar is unable to obtain additional financing, it will likely cease to operate.

     Cash and cash equivalents decreased from $15.3 million on December 31, 2002 to $13.5 million on March 31, 2003. The decrease is primarily the result of cash used to fund operations for the three months ended March 31, 2003, partially offset by $4.0 million drawn on the DIP Facility.

     As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations were accelerated and became immediately due and payable. Globalstar is not authorized to pay any pre-petition liabilities without Bankruptcy Court approval.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. Globalstar has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Globalstar adopted the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002 and it did not have a significant impact on its financial position or results of operations.

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

GLOBALSTAR FILED FOR BANKRUPTCY PROTECTION ON FEBRUARY 15, 2002; GTL'S EQUITY INTEREST IN GLOBALSTAR WILL LIKELY BE ELIMINATED, IN WHICH EVENT GTL SHARES WILL HAVE NO VALUE.

     Globalstar and certain of its subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code on February 15, 2002. No assurances can be given as to whether Globalstar will be able to successfully effectuate a plan of reorganization. It is very likely that in any plan of reorganization GTL's equity interest, along with the interests of Globalstar's other partners, would be eliminated.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     The $13.5 million cash on hand at March 31, 2003 and the anticipated revenue from operations are insufficient to fund Globalstar's operations. Globalstar will require additional financing to sustain its current operations until breakeven cash flow is achieved. Globalstar will require debtor-in-possession financing, beyond the $10 million available under the DIP Facility, to sustain its operations through the conclusion of its bankruptcy case. Under the terms of the proposed ICO transaction, ICO would invest $55 million of which $35 million would be made available as debtor-in-possession financing to fund Globalstar's ongoing operations and the completion of Globalstar's reorganization. A portion of the $35 million would be used to retire Globalstar's current DIP Facility. There are certain conditions that must be satisfied before the ICO transaction can be consummated and Globalstar can effectuate a plan of reorganization providing for the distribution of the 46% equity interest in New Globalstar to its unsecured creditors as contemplated. No assurance can be given as to whether or when the ICO transaction will be consummated or whether or when a plan of reorganization of Globalstar will be confirmed or effectuated. If the ICO transaction is not consummated, Globalstar may be forced to cease operations.

     The terms of the DIP Facility provide the DIP Lenders with a security interest in substantially all the assets of Globalstar and its debtor subsidiaries, exclusive of cash reserved to fund the liquidation of Globalstar if it were to become necessary.

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

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are an immature business sector that has not yet achieved commercial success in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 84,000 commercial subscribers by March 31, 2003, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. By announcing a financial restructuring and filing for bankruptcy protection on February 15, 2002, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive.

GLOBALSTAR MAY BE REQUIRED TO WITHHOLD TAX ON INCOME RESULTING FROM THE CANCELLATION OF DEBT.

     Any plan of reorganization would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar expects to enter into an agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar's total withholding obligation on this taxable income will be significantly reduced. However, there can be no assurance such an agreement will be reached. Failure to successfully implement such an agreement or otherwise resolve this tax issue may adversely impact Globalstar's ability to consummate the proposed ICO transaction and have a plan of reorganization confirmed.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Until relatively recently, Globalstar depended entirely on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar has implemented its consolidation strategy and intends to revise its business relationship with the service providers that are not consolidated. Globalstar believes that the consolidation of certain service providers and the possible consolidation of remaining independent service providers contemplated by Globalstar's new business plan, will increase Globalstar's operating efficiencies and provide for improved global service coordination. Globalstar has limited experience in offering Globalstar services at the retail level and may encounter unforeseen difficulties in assuming retail service provider operations. No assurance can be given that the consolidation strategy will be successful or that such efficiencies will be realized over the longer term.

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

GLOBALSTAR IS DEPENDENT ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit Mobile Terminals S.p.A. ("Telit"), for the manufacture of GSM dual-mode phones. Ericsson OMC Limited has discontinued manufacturing Globalstar products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with Globalstar. If either does, Globalstar may not be able to find a replacement. Even if Globalstar does find a replacement, there may be a substantial period of time in which its products are not available.

     In late 2001 QUALCOMM purported to terminate its Development Contract with Globalstar. Globalstar has been in discussions with QUALCOMM regarding a follow on agreement that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will successfully negotiate mutually satisfactory terms required to secure QUALCOMM's support to Globalstar's system operations. QUALCOMM has substantially reduced its staff assigned to Globalstar and is requesting advance payments or deposits for current and future work.

     Globalstar's inventory of QUALCOMM mobile phones is limited and is expected to be exhausted by the end of the quarter ending June 30, 2003. QUALCOMM currently maintains a substantial inventory of mobile Globalstar phones. Globalstar and QUALCOMM are currently in discussions regarding terms under which Globalstar would purchase some or all of the QUALCOMM inventory. There can be no assurance that Globalstar will be able to obtain this phone inventory on terms favorable to Globalstar, if at all, or that agreement can be reached prior to the exhaustion of Globalstar's current inventory.

     QUALCOMM has sold its entire inventory of Satellite Data Modems ("SDM's") and has requested substantial volume commitments from Globalstar and its service providers to restart production. Globalstar is currently reviewing this requirement with QUALCOMM.

     Globalstar is currently experiencing shortages of QUALCOMM fixed radio access units or RAU's. QUALCOMM has restarted production of these units, but its current production capacity is limited, and components required to build the units as currently designed may not be available for future production. There can be no assurance that Globalstar will have sufficient RAU units or SDM's to meet anticipated demand for those products without incurring substantial redesign and inventory costs.

     Failure to reach agreement with QUALCOMM with respect to certain commercial relationships may adversely impact Globalstar's ability to consummate the proposed ICO transaction and have a plan of reorganization confirmed.

     Telit is itself restructuring in Italy. There can be no assurance at this time that Telit will continue as a going concern and will continue to manufacture products for the Globalstar System.

     SS/L completed production of seven of the eight spare satellites. All eight are in storage in California. Title to those satellites, which is currently held by SS/L, is to be transferred to Globalstar as part of the Loral Settlement discussed above.

GTL WILL LIKELY BE UNABLE TO FUND MANDATORY REDEMPTION REQUIREMENTS OF 8% AND 9% CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     GTL's 8% convertible redeemable preferred stock ("8% Preferred Stock") and 9% convertible redeemable preferred stock ("9% Preferred Stock") have mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination of both. Based upon the price of GTL's common stock at March 31, 2003, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of March 31, 2003, GTL classified $198,649,000 of the 8% Preferred Stock and 9% Preferred Stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding March 31, 2003 (approximately $0.07). The number of shares of GTL common stock that would be issuable on the mandatory redemption date depends on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% Preferred Stock and 9% Preferred Stock outstanding at the time of the redemption. The amount of the 8% Preferred Stock and 9% Preferred Stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

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

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"). Pursuant to the relevant agreements, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that a court would agree with Globalstar's interpretation of the agreements.

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     The Globalstar satellite system has performed well, in general. The satellites in orbit have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

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

     Since mid-March 2001, sixteen satellites experienced anomalous behavior in the S-Band converter. Of these, eight have been recovered and returned to service, four have been declared failed (two of which were replaced by spares), and four are currently out of service and undergoing recovery operations. On May 3, 2003, one satellite previously returned to service after recovering from anomalous behavior, had a subsequent unrecoverable failure and was declared failed. This satellite will be written off in the second quarter. Although recovery cannot be guaranteed, the recovery period for those satellites returned to service has ranged from two weeks to six months, occurring on average in approximately two months. If Globalstar is unable to recover those satellites currently undergoing recovery operations or any satellites that experience anomalous behavior in the future are not recovered, Globalstar's results of operations may be materially adversely affected. Failure or anomalous behavior in additional satellites could also adversely impact the ability to consummate the proposed ICO transaction and to have a plan of reorganization confirmed.

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

GLOBALSTAR'S 2 GHZ LICENSE HAS BEEN CANCELLED AND MIGHT NOT BE REINSTATED.

     On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate mobile satellite services ("MSS") systems in the 2 GHz band, subject to strict milestone requirements. Each applicant received a base allocation of 3.5 MHz of paired spectrum with the opportunity to gain additional spectrum upon launch of its system. Globalstar held this authorization directly. Systems were required to be constructed in compliance with certain milestones, the first of which was executing a non-contingent contract to construct the system by July 17, 2002. Globalstar believes that it met this first milestone by entering into a non-contingent contract with SS/L on July 16, 2002. Globalstar requested the FCC to grant certain waivers of later milestones. On January 30, 2003, the FCC's International Bureau denied Globalstar's waivers and declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC's staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the International Bureau's decision pending review. However, there can be no assurance that the FCC will ultimately overturn the International Bureau's decision and reinstate Globalstar's 2GHz license.

     In August 2001, the FCC issued Notices of Proposed Rulemaking in two proceedings that affect (1) the amount of radio frequency spectrum available in the future for MSS, including Globalstar and (2) an MSS licensee's ability to use its spectrum for ATC. In the first case, terrestrial wireless carriers asserted that they need more spectrum, including the 2GHz band for their third generation services. On January 30, 2003, the FCC issued decisions in both of these proceedings. In the first, the FCC reassigned 30 MHz of MSS spectrum in the 2 GHz band for terrestrial wireless use. In the second, the FCC allowed all MSS operators, including Globalstar, to offer ATC in their assigned MSS spectrum subject to certain conditions. Assuming that Globalstar succeeds in having its 2 GHz license reinstated, Globalstar does not believe that the reduction in 2 GHz spectrum available for MSS will have a materially adverse effect on Globalstar's future services. Globalstar is currently evaluating whether and how to implement ATC in its low-earth orbit ("Big LEO") spectrum; however, no final decision will be made pending completion of Globalstar's restructuring.

GLOBALSTAR MAY HAVE ITS BIG LEO SPECTRUM ALLOCATION REDUCED.

     Under the FCC's band plan for MSS in Globalstar's frequency bands, Globalstar must share the frequencies in the United States with other licensed operators of CDMA systems. The FCC initially licensed Odyssey(TM) Mobile Satellite System, MCHI Mobile Communications Holdings, Inc. (Ellipso(TM) Mobile Satellite System) and Constellation Communications Holdings, Inc. to share Globalstar's band. However, each of these three has either turned its license in or had its license revoked by the FCC. On January 30, 2003, the FCC opened a rulemaking proceeding to consider whether the 1610-1626.5 MHz band should be reallocated between Globalstar and Iridium L.L.C. ("Iridium") and whether some portion of the 2483.5-2500 MHz band should be assigned to Iridium or to other terrestrial wireless operators. The FCC will also consider whether these "Big LEO" bands should be opened up for new satellite system applications. Globalstar intends to contest any proposed reduction in its spectrum assignment vigorously. There can be no assurance that Globalstar will be permitted to retain all of its Big LEO spectrum.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET IN THE FUTURE.

     Iridium has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a long-term contract from the United States Department of Defense.

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

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     Globalstar believes that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than Globalstar anticipated; therefore, demand for Globalstar service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar's efforts beginning in 2001 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render the Globalstar System obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and Globalstar cannot be certain that these technologies will continue to be available on a timely basis or on commercially reasonable terms.

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

     - On February 25, 2003, the Bankruptcy Court approved a $10 million DIP Facility. One of the five lenders participating in the DIP Facility is Iridium, a Globalstar competitor.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2003. Globalstar's other general partner, LQSS, filed for protection under the Bankruptcy Code on February 15, 2002 and is extremely unlikely to have sufficient funds to pay the portion of Globalstar's recourse debt previously allocated to it. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners.

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

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% Preferred Stock and its 9% Preferred Stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock and/or the 9% Preferred Stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's General Partners' Committee. Dividends have been accrued and not paid for six consecutive quarters on May 15, 2002 and June 1, 2002 for the 8% Preferred Stock and the 9% Preferred Stock, respectively. As of March 31, 2003, these rights have not been exercised.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2003 and December 31, 2002, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $124 million, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2002 and 2001. The long-term obligations carrying value exceeded fair value by $3.0 billion as of March 31, 2003 and December 31, 2002. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $31 million as of March 31, 2003 and December 31, 2002.

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

    Within 90 days prior to the filing date of this quarterly report on Form 10-Q, Globalstar has carried out an evaluation, under the supervision and with the participation of Globalstar's management, including Globalstar's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Globalstar's disclosure controls and procedures. Based on such evaluation, Globalstar's chief executive officer and chief financial officer concluded that Globalstar's disclosure controls and procedures are effective to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.

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

    Within 90 days prior to the filing date of this quarterly report on Form 10-Q, GTL has carried out an evaluation, under the supervision and with the participation of GTL's restructuring officer, of the effectiveness of the design and operation of GTL's disclosure controls and procedures. Based on such evaluation, GTL's restructuring officer concluded that GTL's disclosure controls and procedures are effective to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation ("Globalstar Capital") on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the "10 3/4% Senior Notes") in Superior Court, New Castle County, Delaware. Globalstar Capital and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes' registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. The plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. The defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant the Bankruptcy Code.

     On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     On December 5, 2002, StarMD, LLC ("StarMD") filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD "as many telephones as its requests and to provide service to plaintiff's customers . . . ;" (2) in assumpsit, for lost profits "and related revenue" from the sale of "an estimated 10,800 telephones," in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff's efforts in developing a marketing campaign, for damages "in excess of $25,000;" and (4) in trespass, for tortiously interfering with plaintiff's agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The court requested the parties to file briefs before deciding the motion to dismiss.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% RPPIs and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace periods, constitute "events of default" under the terms of each of those debt instruments. Events of default have occurred under Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its
10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. For a discussion of amounts of default, dividends payable and total arrearages owing under these instruments, see Notes 7, 8, 9 and 10 to Globalstar's financial statements contained in Part I, Item 1 of this Report, each of which is incorporated by reference in this Part II, Item 3.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

    Exhibit 10.1        Settlement Agreement and Release between Globalstar and
                        Loral
    Exhibit 99.1        Certification Required by 18 U.S.C. Section 1350
    Exhibit 99.2        Certification Required by 18 U.S.C. Section 1350
    Exhibit 99.3        Certification Required by 18 U.S.C. Section 1350

     (b) Reports on Form 8-K:

DATE OF REPORT                                          DESCRIPTION
--------------                                          -----------
January 15, 2003..............  Globalstar reached agreement with New Valley pursuant to which New Valley would invest $55 million as part of a plan of reorganization.
February 4, 2003..............  The agreement between Globalstar and New Valley was terminated due to the inability to reach final agreement
                                with the official committee of unsecured creditors.
February 27, 2003.............  Globalstar entered into a $10 million debtor-in-possession credit agreement, subject to the final approval of the
                                Bankruptcy Court.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                          Registrant

                                                  /s/ IRA E. GOLDBERG
                                          --------------------------------------
                                                     Ira E. Goldberg
                                                  Restructuring Officer
                                           and Registrant's Authorized Officer
                                                 (Sole Executive Officer)

                                          GLOBALSTAR, L.P.

                                                 /s/ DANIEL P. MCENTEE
                                          --------------------------------------
                                                    Daniel P. McEntee
                                            Vice President and Chief Financial
                                                         Officer
                                           and Registrant's Authorized Officer
                                              (Principal Financial Officer)

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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

                                                 /s/ DANIEL P. MCENTEE
                                          --------------------------------------
                                                    Daniel P. McEntee
                                            Vice President and Chief Financial
                                                         Officer

Date: May 15, 2003

                               INDEX TO EXHIBITS

Exhibit 10.1        Settlement Agreement and Release between Globalstar and
                    Loral
Exhibit 99.1        Certification Required by 18 U.S.C. Section 1350
Exhibit 99.2        Certification Required by 18 U.S.C. Section 1350
Exhibit 99.3        Certification Required by 18 U.S.C. Section 1350