Form 10-Q
period 2003-06-30
GLOBALSTAR LP; GLOBALSTAR TELECOMMUNICATIONS LTD
filed 2003-08-14
CIK 1037927, 933401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          As of July 31, 2003, there were 113,059,195 shares of Globalstar Telecommunications Limited common stock outstanding.

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
GLOBALSTAR TELECOMMUNICATIONS LIMITED (A General Partner of Globalstar, L.P.)
GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 31.3
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 32.3

GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

Form 10-Q

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBALSTAR TELECOMMUNICATIONS LIMITED

(A General Partner of Globalstar, L.P.)

CONDENSED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS	$—	$—

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT)
Current liabilities:
Dividends payable	$59,130	$49,541
Equity losses in excess of partnership interests in Globalstar	885,705	880,810

Total current liabilities	944,835	930,351

Commitments and contingencies (Note 5)
Convertible redeemable preferred stock:
8% Series A (3,861,430 and 3,836,463 shares outstanding at June 30, 2003 and December 31, 2002, respectively, $193 million and $192 million redemption value at June 30, 2003 and December 31, 2002, respectively)	187,431	186,220
9% Series B (345,254 and 343,021 shares outstanding at June 30, 2003 and December 31, 2002, respectively, $18 million redemption value at June 30, 2003 and December 31, 2002)	16,754	16,645

	204,185	202,865

Shareholders’ (deficit):
Convertible redeemable preferred stock, $.01 par value, 20,000,000 shares authorized:
8% Series A convertible redeemable preferred stock, (494,865 and 519,832 shares outstanding at June 30, 2003 and December 31, 2002, respectively, $25 million and $26 million redemption value at June 30, 2003 and December 31, 2002, respectively)	24,021	25,232
9% Series B convertible redeemable preferred stock, (44,246 and 46,479 shares outstanding at June 30, 2003 and December 31, 2002, respectively, $2 million redemption value at June 30, 2003 and December 31, 2002)	2,147	2,256
Common stock, $1.00 par value, 600,000,000 shares authorized (113,059,195 shares outstanding at June 30, 2003 and December 31, 2002)	113,059	113,059
Additional paid-in capital	1,202,812	1,202,812
Warrants	11,268	11,268
Accumulated deficit	(2,502,327)	(2,487,843)

Total shareholders’ (deficit)	(1,149,020)	(1,133,216)

Total liabilities and shareholders’ (deficit)	$—	$—

See notes to condensed financial statements.

GLOBALSTAR TELECOMMUNICATIONS LIMITED

(A General Partner of Globalstar, L.P.)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Equity in net loss applicable to ordinary partnership interests of Globalstar, L.P.	$3,741	$9,151	$4,895	$27,970

Net loss	3,741	9,151	4,895	27,970
Preferred dividends on convertible redeemable preferred stock	4,795	4,795	9,589	10,080

Net loss applicable to common shareholders	$8,536	$13,946	$14,484	$38,050

Net loss per share — basic and diluted	$0.08	$0.12	$0.13	$0.34

Weighted average shares outstanding — basic and diluted	113,059	113,057	113,059	112,571

See notes to condensed financial statements.

GLOBALSTAR TELECOMMUNICATIONS LIMITED

(A General Partner of Globalstar, L.P.)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities:
Net loss	$(4,895)	$(27,970)
Equity in net loss applicable to ordinary partnership interests of Globalstar, L.P.	4,895	27,970

Net cash provided by operating activities	—	—

Investing Activities:
Net cash used in investing activities	—	—

Financing Activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Noncash Transactions:
Common stock issued upon conversion of convertible preferred securities	$—	$63,318

Dividends accrued	$9,589	$10,080

See notes to condensed financial statements.

GLOBALSTAR TELECOMMUNICATIONS LIMITED

(A General Partner of Globalstar, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (“GTL”) pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Organization and Business

      GTL, a general partner of Globalstar, L.P., a Delaware limited partnership (“Globalstar”), was created to permit public equity ownership in Globalstar. GTL does not have any operations, personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL’s sole asset is its investment in Globalstar, and GTL’s results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. In 2000, Globalstar’s losses reduced GTL’s investment in Globalstar’s ordinary and preferred partnership interests to a book value of zero. Accordingly, GTL discontinued providing for its allocated share of Globalstar’s net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar.

      Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2003. Certain of Globalstar’s debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, the other general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. (“LQSS”), filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to general partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $885.7 million.

      In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar’s results of operations. However, allocations of Globalstar’s losses to general partners, including GTL, would increase by $254 million, the amount of the increase in recourse obligations, including interest accrued as of the Petition Date. Replacement of the notes would not alter the subordinate position of GTL’s shareholders relative to holders of these notes.

      As of June 30, 2003, GTL owned 42.4% of Globalstar’s outstanding ordinary partnership interests, 100% of Globalstar’s outstanding 8% convertible redeemable preferred partnership interests and 100% of Globalstar’s outstanding 9% convertible redeemable preferred partnership interests.

GLOBALSTAR TELECOMMUNICATIONS LIMITED
(A General Partner of Globalstar, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      On February 15, 2002 (the “Petition Date”), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (“Bankruptcy Court”) for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504) (collectively, the “Chapter 11 Cases”). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt obligations were accelerated and became immediately due and payable. Globalstar’s bankruptcy filing and proposed liquidation, after the sale of its operating assets, as described below, will leave shares in GTL with no value. In such circumstances, it is anticipated that following the effectiveness of a Chapter 11 plan in Globalstar’s Chapter 11 Cases GTL will be liquidated and cease to exist. These factors, among others, raise substantial doubt about GTL’s ability to continue as a going concern. However, as GTL is not currently in a liquidation process, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management believes that if GTL were liquidated, there would be no assets available to shareholders or creditors.

      Under auction procedures approved by the Bankruptcy Court on February 20, 2003, ICO Global Communications (Holdings) Limited (“ICO”), one of the three qualified investors that participated in the auction, was ultimately selected as the bidder proposing the highest and best offer for Globalstar’s assets. On April 25, 2003, a day after hearing oral argument by the interested parties, the judge signed an order approving ICO’s proposed transaction. Globalstar and ICO subsequently entered into an investment agreement (the “ICO Investment Agreement”), and Globalstar and an affiliate of ICO (the “ICO DIP Lender”) subsequently entered into a $35 million secured, super priority debtor-in-possession credit agreement (the “ICO DIP Facility”) as of May 19, 2003. These documents were filed with a Form 8-K on May 23, 2003.

      Pursuant to the ICO Investment Agreement, ICO will invest $55 million in a newly formed Delaware corporation to which substantially all of Globalstar’s assets will be transferred (“New Globalstar”). In exchange for such cash contribution, ICO will receive a 54% ownership interest in New Globalstar, with the remaining 46% to be issued to Globalstar and thereafter distributed to Globalstar’s unsecured creditors. Subject to certain conditions, up to $35 million of the $55 million to be invested is being made available under the ICO DIP Facility to fund Globalstar’s ongoing operations until the closing of the ICO transaction. A portion of the $35 million was used to retire Globalstar’s previous debtor-in-possession financing with a consortium of five lenders, including the ICO DIP Lender. There are certain conditions, including, among others, Globalstar’s entering into satisfactory agreements with QUALCOMM Incorporated (“QUALCOMM”) related to certain products and services and approval by the United States Federal Communications Commission of the transfer of Globalstar’s spectrum licenses to New Globalstar, that must be satisfied before the ICO transaction can be consummated. If the ICO transaction is consummated, it is currently contemplated that Globalstar will effect a Chapter 11 plan providing for (i) the liquidation of its assets, principally through the distribution of the 46% equity interest in New Globalstar to its unsecured creditors, and (ii) the winding down of its operations.

      The ICO Investment Agreement provides that, subject to certain limitations, New Globalstar will use its commercially reasonable efforts to ensure that shareholders of GTL as of the effective date of Globalstar’s Chapter 11 plan are given the opportunity to participate in the first underwritten public offering of equity securities, if any, made by New Globalstar on or before the seventh anniversary of such effective date; provided that (i) doing so will not result in any material expense to New Globalstar or have an adverse effect on the success of such offering or result in any material delay of the completion of such offering, and (ii) such obligation will automatically terminate upon a change of control of New Globalstar or if GTL dissolves or takes other action adverse to the debtors prior to the effective date of Globalstar’s plan of reorganization.

GLOBALSTAR TELECOMMUNICATIONS LIMITED
(A General Partner of Globalstar, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      No assurance can be given as to whether or when the ICO transaction will be consummated or whether or when a Chapter 11 plan will be confirmed or effectuated. In the event that the proposed ICO transaction is successfully consummated and a Chapter 11 plan of Globalstar as described above is confirmed, it is contemplated that GTL will file a petition for bankruptcy relief and wind down its operations.

3.     Summary of Significant Accounting Policies

Stock Based Compensation

      GTL accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).

      The following table illustrates the effect on GTL’s reported net loss applicable to common shareholders and net loss per share if GTL had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$8,536	$13,946	$14,484	$38,050
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	437	1,187	876	2,453

Pro-forma net loss	$8,973	$15,133	$15,360	$40,503

Reported basic and diluted loss per common share	$0.08	$0.12	$0.13	$0.34

Pro-forma basic and diluted loss per common share	$0.08	$0.13	$0.14	$0.36

Earnings Per Share

      Due to GTL’s net losses for the three months and six months ended June 30, 2003 and 2002, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL’s 8% Series A convertible redeemable preferred stock, due 2011 (the “8% Preferred Stock”) into 9.4 million common shares for the three and six months ended June 30, 2003 and 2002, (see Note 4); (ii) the assumed conversion of GTL’s 9% Series B convertible redeemable preferred stock, due 2011 (the “9% Preferred Stock”) into 0.8 million common shares for the three months ended June 30, 2003 and 2002, and into 0.8 million and 1.3 million common shares for the six months ended June 30, 2003 and 2002, respectively (see Note 4); and (iii) the assumed exercise of outstanding options and warrants for 12.0 million common shares for the three and six months ended June 30, 2003 and 2002, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months and six months ended June 30, 2003 and 2002, respectively.

Comprehensive Loss

      During the periods presented, GTL had no transactions or other events that under generally accepted accounting principles are recorded as an element of stockholders’ deficit but are excluded from net loss. Accordingly, a statement of comprehensive loss has not been provided.

4.     Convertible Redeemable Preferred Stock

      GTL’s 8% Preferred Stock and 9% Preferred Stock have mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock,

GLOBALSTAR TELECOMMUNICATIONS LIMITED
(A General Partner of Globalstar, L.P.)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

or a combination of both. Based upon the price of GTL’s common stock at June 30, 2003 and December 31, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, GTL classified $204,185,000 and $202,865,000 as of June 30, 2003 and December 31, 2002, respectively, of the 8% Preferred Stock and 9% Preferred Stock outside the shareholders’ deficit section of the balance sheet based on GTL’s average common stock price in the 10-day period preceding the end of those periods (approximately $0.06 as of June 30, 2003 and December 31, 2002). The number of shares of GTL common stock that would be issuable on the mandatory redemption date depends on factors at the redemption date including the price of GTL’s common stock and the number of shares of 8% Preferred Stock and 9% Preferred Stock outstanding at the time of the redemption. The amount of the 8% Preferred Stock and 9% Preferred Stock classified outside the shareholders’ deficit section will vary in future periods depending on these variables. No dividends have been paid on the 8% Preferred Stock or 9% Preferred Stock since December 31, 2000.

      In the six months ended June 30, 2003, no shares of the 8% Preferred Stock were converted into shares of GTL common stock. As of June 30, 2003, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The outstanding shares of 8% Preferred Stock as of June 30, 2003 were convertible into 9,365,807 shares of GTL common stock.

      In the six months ended June 30, 2003, no shares of 9% Preferred Stock were converted into shares of GTL common stock. As of June 30, 2003, the 9% Preferred Stock had an aggregate liquidation preference equal to its $20 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The outstanding shares of 9% Preferred Stock as of June 30, 2003 were convertible into 750,213 shares of GTL common stock.

5.     Commitments and Contingencies

      On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. (“Loral”) and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL’s business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital Corporation (“Globalstar Capital”). GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except partnership interests)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$18,343	$15,284
Accounts receivable, net of allowance of $1,539 at June 30, 2003 and $2,030 at December 31, 2002	6,404	4,687
Inventory	2,546	1,294
Advances for inventory	3,777	1,019
Prepaid expenses and other current assets	7,181	6,880

Total current assets	38,251	29,164

Property and equipment:
Globalstar System, net	183,653	198,756
Other property and equipment, net	1,626	2,143

	185,279	200,899

Additional spare satellites	24,236	24,236
Production gateways, net of allowance of $6,192 at June 30, 2003 and $18,943 at December 31, 2002	5,150	12,553
Other assets, net	25,834	27,522

Total assets	$278,750	$294,374

LIABILITIES AND PARTNERS’ (DEFICIT)
Current liabilities:
Term loans	$16,110	$—
Note payable to affiliate	2,958	—
Accounts payable	4,394	2,522
Payable to affiliates	1,181	7,745
Accrued expenses	7,692	6,419
Deferred revenue	1,648	2,365

Total current liabilities	33,983	19,051

Note payable to affiliate	4,371	—
Liabilities subject to compromise	3,422,582	3,425,921
Commitments and contingencies (Note 14) Partners’ (deficit):
8% Series A convertible redeemable preferred partnership interests (4,356,295 interests outstanding at June 30, 2003 and December 31, 2002, $218 million redemption value at June 30, 2003 and December 31, 2002)	—	—
9% Series B convertible redeemable preferred partnership interests (389,500 interests outstanding at June 30, 2003 and December 31, 2002, $20 million redemption value at June 30, 2003 and December 31, 2002)	—	—
Ordinary general partnership interests (45,910,604 interests outstanding at June 30, 2003 and December 31, 2002)	(3,146,127)	(3,114,193)
Ordinary limited partnership interests (19,937,500 interests outstanding at June 30, 2003 and December 31, 2002)	(239,740)	(239,740)
Warrants	203,335	203,335
Accumulated other comprehensive loss	346	—

Total partners’ (deficit)	(3,182,186)	(3,150,598)

Total liabilities and partners’ (deficit)	$278,750	$294,374

See notes to condensed consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per ordinary partnership interest amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Service	$8,713	$2,981	$16,561	$5,665
Subscriber equipment	5,148	1,404	8,878	2,461

Total revenue	13,861	4,385	25,439	8,126

Operating expenses:
Cost of subscriber equipment	2,999	889	5,112	1,443
Operations	9,354	5,312	16,248	9,644
Marketing, general and administrative	6,924	9,739	14,230	29,569
Restructuring and reorganization	2,280	1,129	4,213	3,199
Depreciation and amortization	8,350	8,467	16,704	16,811

Total operating expenses	29,907	25,536	56,507	60,666

Operating loss	16,046	21,151	31,068	52,540
Interest income	1	—	1	101
Interest expense	527	—	615	46,515

Loss before taxes	16,572	21,151	31,682	98,954
Income tax expense	198	17	252	29

Net loss	16,770	21,168	31,934	98,983
Preferred distributions on redeemable preferred partnership interests	—	—	—	2,887

Net loss applicable to ordinary partnership interests	$16,770	$21,168	$31,934	$101,870

Net loss per ordinary partnership interest — basic and diluted	$0.25	$0.32	$0.48	$1.55

Weighted average ordinary partnership interests outstanding — basic and diluted	65,849	65,848	65,849	65,728

See notes to condensed consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating Activities:
Net loss	$(31,934)	$(98,983)
Loss on failed satellite and disposal of fixed assets	2,527	(53)
Provision for gateway receivables	(28)	13,595
Provision for doubtful accounts	(73)	158
Amortization of unearned compensation	—	1
Depreciation and amortization	16,704	16,811
Non-cash interest expense	—	8,388
Changes in operating assets and liabilities:
Accounts receivable	(2,012)	(755)
Inventory	(1,252)	125
Advances for inventory	(2,758)	(872)
Prepaid expenses and other current assets	786	3,687
Other assets	(165)	(4)
Accounts payable	1,873	559
Payable to affiliates	996	423
Accrued expenses	1,301	384
Accrued interest and other	—	38,125
Deferred revenue	(717)	(1,133)

Net cash (used in) operating activities	(14,752)	(19,544)

Investing Activities:
Cash receipts for production gateways and user terminals	2,207	42
Construction in progress	(542)	—
Purchases of property and equipment	(98)	(116)
Acquisition, net of cash acquired	(212)	—
Investments in service provider	—	(1,228)

Net cash provided by (used in) investing activities	1,355	(1,302)

Financing Activities:
Proceeds from term loans	26,259	—
Repayment of term loans	(10,149)	—

Net cash provided by financing activities	16,110	—

Effect of exchange rate changes on cash	346	4

Net decrease in cash and cash equivalents	3,059	(20,842)
Cash and cash equivalents, beginning of period	15,284	55,625

Cash and cash equivalents, end of period	$18,343	$34,783

Noncash Transactions:
Settlements of receivables offset by payables and payables to affiliates	$(2,479)	$(1,340)

Conversion of redeemable preferred partnership interests into ordinary partnership interests		$63,318

Dividends accrued		$2,887

See notes to condensed consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership (“Globalstar”), pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Organization and Business

      The governing body of Globalstar is the General Partners’ Committee. This Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. (“LQSS”). The general partner of LQSS is Loral/ QUALCOMM Partnership, L.P. (“LQP”), a Delaware limited partnership, comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (“Loral”), and QUALCOMM Incorporated (“QUALCOMM”). The managing general partner of LQP is Loral General Partner, Inc. (“LGP”), a subsidiary of Loral. As of June 30, 2003, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited (“GTL”) outstanding common stock. On July 10, 2003, LGP appointed three officers of Globalstar to succeed three officers of Loral on the General Partners’ Committee that resigned in connection with the Loral Settlement described in Note 15 below. In addition, effective June 6, 2003, Olof Lundberg resigned as Chief Executive Officer of Globalstar and from the General Partners’ Committee. Mr. Lundberg has not been replaced on the General Partners’ Committee.

      Globalstar was founded to design, construct and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the “Globalstar System”). The Globalstar System’s worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. In 1995, the United States Federal Communications Commission (the “FCC”) granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP, which has agreed to use such license for the exclusive benefit of Globalstar, will, subject to FCC approval, transfer the license to Globalstar in connection with the Loral Settlement described below in Note 15.

      GTL was incorporated in 1994 as an exempted company under the Companies Act 1981 of Bermuda. GTL’s sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of June 30, 2003, GTL owned 27,911,240 (42.4%) of Globalstar’s outstanding ordinary partnership interests and 100% of Globalstar’s outstanding 8% and 9% convertible redeemable preferred partnership interests (“RPPIs”).

      Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

      Globalstar has incurred cumulative ordinary partnership losses of $5.2 billion through June 30, 2003, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 15, 2002 (the “Petition Date”), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (“Bankruptcy Court”) for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504) (collectively, the “Chapter 11 Cases”). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. Also on February 15, 2002, the managing general partner of Globalstar, LQSS, filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These factors, among others raise substantial doubt about Globalstar’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a Chapter 11 plan, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases have been segregated in the condensed consolidated balance sheets as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed under Section 362(a) of the Bankruptcy Code while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved Chapter 11 plan and may differ significantly from the amounts as reflected in these condensed consolidated financial statements.

      Under auction procedures approved by the Bankruptcy Court on February 20, 2003, ICO Global Communications (Holdings) Limited (“ICO”), one of the three qualified investors that participated in the auction, was ultimately selected as the bidder proposing the highest and best offer for Globalstar’s assets. On April 25, 2003, a day after hearing oral argument by the interested parties, the judge signed an order approving ICO’s proposed transaction. Globalstar and ICO subsequently entered into an investment agreement (the “ICO Investment Agreement”), and Globalstar and an affiliate of ICO (the “ICO DIP Lender”) subsequently entered into a $35 million secured, super priority debtor-in-possession credit agreement (the “ICO DIP Facility”) as of May 19, 2003. These documents were filed with a Form 8-K on May 23, 2003.

      Pursuant to the ICO Investment Agreement, ICO will invest $55 million in a newly formed Delaware corporation to which substantially all of Globalstar’s assets will be transferred (“New Globalstar”). In exchange for such cash contribution, ICO will receive a 54% ownership interest in New Globalstar, with the remaining 46% to be issued to Globalstar and thereafter distributed to Globalstar’s unsecured creditors. Subject to certain conditions, up to $35 million of the $55 million to be invested is being made available under the ICO DIP Facility to fund Globalstar’s ongoing operations until the closing of the ICO transaction. A portion of the $35 million was used to retire Globalstar’s previous debtor-in-possession financing with a consortium of five lenders, including the ICO DIP Lender. There are certain conditions, including, among others, Globalstar’s entering into satisfactory agreements with QUALCOMM Incorporated (“QUALCOMM”) related to certain products and services and approval by the FCC of the transfer of Globalstar’s spectrum licenses to New Globalstar, that must be satisfied before the ICO transaction can be consummated. If the ICO transaction is consummated, it is currently contemplated that Globalstar will effect a Chapter 11 plan providing for (i) the liquidation of its assets, principally through the distribution of the 46% equity interest in New Globalstar to its unsecured creditors, and (ii) the winding down of its operations.

      No assurance can be given as to whether or when the ICO transaction will be consummated or whether or when a plan or reorganization of Globalstar will be confirmed or effectuated.

      Globalstar has developed a business plan, which is predicated on an infusion of funds and assumes the consolidation of certain Globalstar service provider operations into New Globalstar. Several of the acquisitions contemplated in the business plan have been completed, commencing in December 2001 and continuing through July 2003. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar System and allowed for increased consistency in product and service offerings in North America

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Europe. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability (see Note 4).

      On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom SpA (“Elsacom”) and a gateway asset purchase agreement (collectively the “Elsacom Settlement”) with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom’s service provider rights. Under the terms of the Elsacom Settlement, Globalstar received cash payments totaling $2.4 million, in two installments, in March 2003 and June 2003 and the release of all past payment obligations, including certain pre-petition liabilities, due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar retained title to the gateway equipment installed in Finland. Globalstar has dismantled the Finland gateway and placed the removable parts, which contain most of the gateway’s electronics, into storage for future deployment.

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

      Since the Petition Date, Globalstar’s consolidated financial statements have been prepared in compliance with Statement of Position (“SOP 90-7”) on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the American Institute of Certified Public Accountants. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims in the Chapter 11 Cases. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been fixed by the Bankruptcy Court. Pre-petition debt obligations have not been adjusted to reorganization values since the Bankruptcy Court has not yet confirmed a Chapter 11 plan. Management expects that the allowed claims will be established near the date that a final Chapter 11 plan is confirmed by the Bankruptcy Court and pre-petition liabilities will be adjusted as the claims are resolved.

      Adjusting the debt obligations to redemption values may result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date, except amounts earned from non-debtor subsidiaries, has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

Pre-petition Debt, Accrued Interest, and Dividends Payable

      Under Chapter 11 of the Bankruptcy Code, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a Chapter 11 plan, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases have been segregated in the

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated balance sheets as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved Chapter 11 plan and may differ significantly from the amounts as reflected in these consolidated financial statements.

      As a result of Globalstar’s Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a Chapter 11 plan providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Interest expense on pre-petition debt will not be paid during the bankruptcy proceeding and is not expected to be an allowed claim in the Chapter 11 Cases; therefore, $420.8 million of interest on pre-petition debt has not been recorded since the Petition Date. In addition, $23.4 million and $57.1 million of amortization have not been recorded since the Petition Date on the debt discounts and premiums and deferred financing costs, respectively. Dividends of $26.4 million on RPPIs since the Petition Date have not been accrued or recorded as these amounts are not expected to be allowed claims in the Chapter 11 Cases.

Production Gateways

      These assets include $5.2 million and $12.6 million in net receivables at June 30, 2003 and December 31, 2002, respectively, from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of June 30, 2003, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of June 30, 2003, Globalstar has provided an allowance for doubtful collection of $6.2 million and $18.9 million as of June 30, 2003 and December 31, 2002, respectively.

Deferred Financing Costs and Interest

      Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with these facilities. Prior to the Petition Date, these costs were classified as long term assets and were being amortized over the terms of the credit facilities as interest expense. Globalstar ceased the amortization of the costs on the Petition Date as the value of the debt has not been confirmed by the Bankruptcy Court. The amortization expense that otherwise would have been recorded from the Petition Date through June 30, 2003 is $57.1 million. As of June 30, 2003, the deferred financing costs have been offset with the related debt and included in the liabilities subject to compromise.

Stock-Based Compensation

      Globalstar accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations and complies with the disclosure provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on Globalstar’s reported net loss applicable to common shareholders and net loss per share if Globalstar had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$16,770	$21,168	$31,934	$101,870
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	437	1,187	876	2,453

Pro-forma net loss	$17,207	$22,355	$32,810	$104,323

Reported basic and diluted loss per common share	$0.25	$0.32	$0.48	$1.55

Pro-forma basic and diluted loss per common share	$0.26	$0.34	$0.50	$1.59

Revenue Recognition

      Globalstar owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers and, through its subsidiaries, on a retail basis directly to retail subscribers. Revenue from wholesale service to unconsolidated Globalstar service providers, is recognized based upon airtime minutes processed and contractual fee arrangements. Retail service provider airtime revenue is recognized at the close of the monthly billing cycle for each customer. Where collectibility is uncertain, revenue is recognized on the cash basis.

      Customer activation fees are deferred and recognized over one year, the average life of the customer contract. Service revenue is presented net of commissions paid to distributors. Commissions that reduced revenue for the three months ended June 30, 2003 and 2002 were $0.7 million and $0.3 million, respectively, and $1.3 million and $0.4 million, respectively, for the six months ended June 30, 2003 and 2002.

      Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss had passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable.

Research and Development Expenses

      Globalstar’s research and development costs, which are expensed as incurred, were $0.4 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $1.1 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively, are included in operations expense.

Income Taxes

      Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to Globalstar’s partners. Globalstar’s corporate subsidiaries will provide for a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes.

Earnings Per Ordinary Partnership Interest

      Due to Globalstar’s net losses for the three and six months ended June 30, 2003 and 2002, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% RPPIs into 2.3 million ordinary partnership interests for the three and six

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2003 and 2002; (ii) the assumed conversion of the 9% RPPIs into 0.2 million ordinary partnership interests for the three months ended June 30, 2003 and 2002, respectively, and into 0.2 million and 0.3 million ordinary partnership interests for the six months ended June 30, 2003 and 2002, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL’s outstanding options and warrants, totaling 10.8 million ordinary partnership interests for the three and six months ended June 30, 2003 and 2002, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and six months ended June 30, 2003 and 2002.

Comprehensive Income

      Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of partners’ capital (deficit), but are excluded from net loss. Comprehensive income (loss) for the periods were the same as net loss.

Reclassifications

      Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners’ (deficit) or net loss.

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. Globalstar has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      On January 1, 2003, Globalstar adopted Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, companies must disclose and may be required to recognize a liability for the fair value of the obligation that gets assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of June 30, 2003, there were no material guarantees issued or modified by Globalstar after December 31, 2002. The disclosure requirements of FIN 45, applicable to Globalstar’s product warranty liability and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports. As of June 30, 2003 and June 30, 2002, Globalstar’s product warranty liability was $282,000 and $215,000, respectively.

      In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on Globalstar’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Globalstar adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

4.     Acquisitions

      In December 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc (“Vodafone”) through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, completed on December 18, 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc., a Delaware corporation, for $100 plus acquisition costs of $258,000. Globalstar has renamed the company Globalstar Satellite Services Inc. (“GSSI”). As of June 30, 2003, GSSI indirectly owned a 51.1% interest in Globalstar Canada Satellite Co. (“GCSC”), a Nova Scotia corporation based in Ontario, Canada. The results of operations of GCSC, since December 2001, are presented in these consolidated financial statements. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owned the remaining minority interest in GCSC as of June 30, 2003. Loral Holdings Ltd. transferred its 49.9% ownership interest in GCSC to Globalstar at the closing of the Loral Settlement on July 10, 2003, which is described in Note 15. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange for a credit memo to offset expenses from an affiliated company.

      On August 19, 2002, the second transaction with Vodafone was completed to acquire the United States and Caribbean gateways and sales operations. Globalstar Corporation purchased all the outstanding equity interests of Globalstar USA, LLC (“GUSA”), a Delaware limited liability company, and all outstanding common shares of Globalstar Caribbean Ltd. (“GCL”), a Cayman Islands corporation, for $100 plus acquisition costs of $1.9 million. Included with the transaction was the transfer of the U.S. operating license for mobile satellite services. This transaction was part of Globalstar’s plan to bring additional efficiencies to the operation of the Globalstar System. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

August 19, 2002

Current assets	$3,806

Total assets acquired	3,806

Current liabilities	1,137
Payable to affiliates	778

Total liabilities assumed	1,915

Net assets acquired	$1,891

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to Globalstar’s new business plan, on May 6, 2003, GCSC entered into a share purchase agreement to acquire 66.67% of the outstanding common stock of Globalstar Canada Holding Co. (“GCHC”). As a result of this stock purchase, GCSC indirectly owns 100% of Globalstar Canada Co. (“GCC”), the company which owns and operates the two Canadian gateways. The acquisition costs were $376,000, including legal fees. This transaction, combined with Globalstar’s acquisition of Loral’s ownership interests in the Canadian service provider operations in connection with the Loral Settlement described in Note 15, provided Globalstar with 100% ownership of the Canadian service provider operations. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

May 6, 2003

Current assets	$333
Receivables from affiliates	6,510
Fixed assets	1,281

Total assets acquired	8,124

Current liabilities	7,748

Total liabilities assumed	7,748

Net assets acquired	$376

      TE.SA.M. S.A.S. (“TE.SA.M.”) provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. TE.SA.M. is in the process of liquidating and has exited the Globalstar business. On July 2, 2002, Globalstar, through Globalstar Corporation, acquired TE.SA.M.’s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.’s limited partnership interests in Globalstar and TE.SA.M.’s remaining inventory. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability. Also, Globalstar reimbursed TE.SA.M. for the cost of operating the French gateway from March 1, 2002 through July 1, 2002 at a cost of approximately 400,000 Euros. The French gateway was operational, but was not producing revenues at the time of the purchase. Globalstar has restarted the European business and is earning limited revenue from the French gateway. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have executed letter agreements with Globalstar that define the terms under which they provide Globalstar services.

5.     Term Loans

      On March 6, 2003, the Bankruptcy Court approved $10 million in debtor-in-possession financing provided by a consortium of lenders, including two members of the Creditors’ Committee. Funds totaling $10 million were drawn, with the final draw of $2.0 million being made on May 8, 2003. On May 27, 2003, the $10 million debtor-in-possession financing was retired with proceeds drawn from the ICO DIP Facility at a total cost of $10.4 million, including repayment of the $10 million principal balance, accrued interest of $149,000, the funding of the lender’s legal expense of $12,000 and $250,000 placed into an escrow to fund the lenders’ commitment fee.

      The ICO DIP Facility provides access to $35 million that can be borrowed in increments of $1.0 million with no more than one borrowing allowed in any calendar month. The funding provided under the ICO DIP Facility is limited to $20 million until such time as Globalstar has entered into an agreement with QUALCOMM that satisfies certain requirements under the ICO Investment Agreement. Globalstar has not yet met this condition. The terms of the ICO DIP Facility provide ICO with a security interest in substantially all the assets of Globalstar and its debtor subsidiaries, exclusive of $15 million cash reserved to fund a liquidation of Globalstar if it were to become necessary. Two borrowings, the first of $12.0 million and the

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second of $4.0 million were executed in the three months ended June 30, 2003, totaling $16.0 million. Interest accrues on the loans at 8% per annum and the balance of accrued interest as of June 30, 2003 was $110,000. Under the terms of the ICO DIP Facility, accrued interest will be waived upon the closing of the ICO transaction. The maturity date of the ICO DIP Facility is the earlier of the closing of the ICO transaction or December 31, 2003.

6.     Accrued Expenses

      Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Accrued professional fees	$2,630	$3,028
Accrued compensation and benefits	2,182	1,310
Accrued commissions and coop	639	356
Accrued contract services	594	608
Accrued property and other taxes	549	383
Other accrued expenses	1,098	734

	$7,692	$6,419

      Globalstar’s warranty terms extend from 90 days on equipment accessories to one year for fixed and mobile user terminals. Globalstar’s warranty is accounted for in accordance with Statement of Financial Standards No. 5 “Accounting for Contingencies” (“SFAS No. 5”), such that an accrual is made when it is estimable and probable based on historical experience. Globalstar accrues for warranty costs based on historical trends in warranty charges as a percentage of gross product shipments. A provision for estimated future warranty costs is recorded as cost of sales when products are shipped and the resulting accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. The following table shows product warranty (in thousands):

	Six Months Ended

	June 30,	June 30,
	2003	2002

Balance at December 31, 2002 and 2001	$250	$306
Accruals for warranties issued during period	161	—
Settlements made during the period	(129)	(91)

Balance at June 30, 2003 and 2002	$282	$215

7.     Note Payable to Affiliate

      As a result of GCC’s default on its bank debt obligations, a demand note payable to Loral was issued. In connection with the consolidation of GCC described in Note 4, the demand note was recorded at its fair value as of the share purchase agreement date, May 6, 2003, of $7.3 million. Through the closing date of the Loral Settlement, interest was being accrued and paid monthly at a rate of Canadian Prime plus 2%. The Loral Settlement described in Note 15, which closed on July 10, 2003, provided for the issuance of a new note, to replace the previously issued demand note, in the principal amount of $4.4 million with a five-year term. The remaining note balance, recorded at fair value, of $2.9 million was settled on July 10, 2003 and has been classified as a current liability.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Liabilities Subject to Compromise

      Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a Chapter 11 plan, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to Bankruptcy Court approval of a Chapter 11 plan and may differ significantly from the amounts as reflected in these consolidated financial statements.

      As a result of Globalstar’s Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a Chapter 11 plan providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on pre-petition debt has not been accrued since the Petition Date.

      Liabilities subject to compromise are comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Term loans payable to affiliates	$400,000	$400,000
Revolving credit facility to affiliates	100,000	100,000
Senior notes payable	1,419,283	1,419,283
Notes payable	150,000	150,000
Notes payable to affiliates	95,010	95,010
Accounts payable	1,475	1,461
Payable to affiliates	37,191	40,287
Vendor financing liability	880,062	880,062
Dividends payable	32,757	32,757
Accrued expenses	38,085	38,342
Accrued interest	306,639	306,639
Deferred revenues	23,363	23,363
Deferred financing costs	(61,283)	(61,283)

Total liabilities subject to compromise	$3,422,582	$3,425,921

9.     Payables to Affiliates and Vendor Financing

      As a result of Globalstar’s bankruptcy petition filed on February 15, 2002, vendor financing was accelerated and became immediately due and payable and is included in liabilities subject to compromise (see Note 8).

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Payables and vendor financing due to affiliates is comprised of the following (in thousands):

	Post Petition	Pre-Petition	Post Petition	Pre-Petition
	June 30,	June 30,	December 31,	December 31,
	2003	2003	2002	2002

SS/L	$412	$278,364	$409	$278,364
Loral	383	981	277	981
QUALCOMM	—	637,755	—	637,755
GCC	—	—	6,770	—
Other affiliates	386	153	289	3,249

	$1,181	$917,253	$7,745	$920,349

      As a result of GCSC’s purchase of 66.67% of the outstanding common stock of GCHC on May 6, 2003 (see Note 4), GCSC indirectly owns 100% of GCC, and GCC is now consolidated. The payable to GCC, previously on the books of GCSC and GUSA, is now eliminated through the consolidation.

      All payables to affiliates and vendor financing incurred prior to the Petition Date have been classified as liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a Chapter 11 plan providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $115.6 million, which would have been recognized for the period from the Petition Date through June 30, 2003 under pre-petition accounting practices, has not been accrued. Debt discounts related to the vendor financing have not been adjusted since the Petition Date. Under pre-petition accounting practices, the value of vendor financing debt would have been increased by $7.2 million during the period from the Petition Date through June 30, 2003.

      In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest) with QUALCOMM that replaced the previous arrangement. As of June 30, 2003, $623.3 million was outstanding under this facility (including $123.3 million of accrued interest). This liability, including accrued interest through the Petition Date, has been included in liabilities subject to compromise (see Note 8). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL’s common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. The warrants are vested and will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements. However, in light of the Chapter 11 Cases, these warrants are likely to be of no value.

      Space Systems/Loral, Inc. (“SS/L”) provided $344 million of billings deferred under its construction contracts with Globalstar, which included $120 million of orbital incentives. The orbital payments on the replacement satellites were due on a per satellite basis with 50% due when the satellite was placed in storage. The remaining 50% was due when Globalstar directed SS/L to ship the satellite to the launch base. All of the construction contract amounts owed to SS/L have been included in liabilities subject to compromise. Title to the eight spare satellites was transferred to Globalstar and claims of Loral and its affiliates were released as part of the Loral Settlement described in Note 15, which closed on July 10, 2003.

10.     Credit Facilities

      As of June 30, 2003, the pre-petition credit facilities have been included in the liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a Chapter 11 plan providing for the repayment terms has been

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

confirmed by the Bankruptcy Court and becomes effective. Interest expense of $62.9 million and $18.3 million has not been accrued on the $500 million credit facility and on the notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility, respectively, from the Petition Date through June 30, 2003. As a result of Globalstar’s bankruptcy petition filed on February 15, 2002, this credit facility was accelerated and became immediately due and payable.

11.     Senior Notes and Warrants

      As of June 30, 2003, the senior notes have been included in the liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a Chapter 11 plan providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense of $224.0 million has not been accrued from the Petition Date through June 30, 2003. Prior to the Petition Date, Globalstar was increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes. On the Petition Date, the note values were stayed. Therefore the carrying value was not increased by $16.2 million for the period from the Petition Date through June 30, 2003.

      In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Under the terms of Globalstar’s 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005, non-payment of interest on these notes when it becomes due, and continuance of non-payment for 30 days, is an “event of default”. As a result of Globalstar’s bankruptcy petition filed on February 15, 2002, these notes have been accelerated and are immediately due and payable.

12.     Restructuring and Reorganization

      Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company’s finances. These initiatives included reductions in Globalstar’s workforce, the development of financial restructuring plans, negotiations with Globalstar’s significant creditors, and the initiation of Globalstar’s Chapter 11 Cases on February 15, 2002. As a result of the restructuring efforts, Globalstar has recorded cumulative charges totaling $23.9 million through June 30, 2003. Restructuring and reorganization charges recorded in the quarter ended June 30, 2003 were $2.3 million, including $1.2 million in Globalstar advisory fees, $0.7 million in creditor advisory fees, and $0.4 in other restructuring costs. Since the Petition Date, all advisory fees are expensed as incurred as reorganization charges and interest income is recognized as a reorganization item, consistent with SOP 90-7.

      A summary of the restructuring charges incurred from the beginning of 2001 through June 30, 2003 are as follows (in millions):

	Amounts	Amounts	Unpaid
	Expensed	Paid	Liability

Globalstar advisory fees	$12.6	$9.8	$2.8
Creditor advisory fees	5.8	4.6	1.2
Employee separation costs	5.1	5.1	—
Other restructuring costs	0.7	0.3	0.4

Total	24.2	$19.8	$4.4

Less interest income	0.3

Total	$23.9

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Globalstar Advisory Fees — Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition. The remaining $2.8 million accrued as of June 30, 2003 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

      Creditor Advisory Fees — At Globalstar’s expense, Globalstar’s informal committee of bondholders and later the official Creditors’ Committee retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee’s expenses upon formation of the official Creditors’ Committee. The remaining $1.2 million accrued as of June 30, 2003 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

      Employee Separation Costs — Globalstar reduced its workforce by approximately 300 employees primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million and $0.2 million were recorded for the year 2001 and 2002, respectively, for employee severance obligations, payments in accordance with Globalstar’s retention bonus program and fringe benefit costs related to terminated employees.

13.     Revenue Information

      Globalstar’s revenue by subsidiary and subsidiary affiliate is presented net of eliminations for intercompany sales, for purposes of disseminating the distribution of Globalstar’s revenue and is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Wholesale revenue — Globalstar, L.P.	$1,765	$824	$3,841	$1,327
Service provider revenue (non-debtor companies):
Canada — Globalstar Canada Satellite Co.	5,601	3,561	10,414	6,799
United States — Globalstar USA, LLC	6,177	—	10,845	—
Europe — Globalstar Europe Satellite Services, Ltd.	318	—	339	—

Total revenue	$13,861	$4,385	$25,439	$8,126

14.     Commitments and Contingencies

      On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation (“Globalstar Capital”) on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the “10 3/4% Senior Notes”) in Superior Court, New Castle County, Delaware. Globalstar Capital and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes’ registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. The plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants’ motion to dismiss in part, dismissing plaintiffs’ claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. The defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff’s claim. This proceeding is also stayed pursuant the Bankruptcy Code.

      On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL’s business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

      On December 5, 2002, StarMD, LLC (“StarMD”) filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD “as many telephones as its requests and to provide service to plaintiff’s customers . . . ;” (2) in assumpsit, for lost profits “and related revenue” from the sale of “an estimated 10,800 telephones,” in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff’s efforts in developing a marketing campaign, for damages “in excess of $25,000;” and (4) in trespass, for tortuously interfering with plaintiff’s agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The court declined to dismiss based on lack of jurisdiction, and the case remains pending.

      Globalstar’s Chapter 11 plan will involve the cancellation of debt in exchange for equity. The cancellation of debt gives rise to considerable taxable income that is allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar has negotiated a closing agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar’s total withholding obligation on this taxable income has been determined to be approximately $270,000, which under the terms of the partnership agreement is recoverable from Globalstar’s partners. Globalstar has filed a motion for

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bankruptcy Court approval of the withholding tax closing agreement and expects the motion to be heard by the Bankruptcy Court on August 15, 2003.

      Similarly, under certain interpretations of the California Revenue & Taxation Code, Globalstar may be obligated to pay withholding tax of 8.84% of the cancellation of debt income allocated to foreign partners that is determined to be California source income. Globalstar is currently working with the California Franchise Tax Board to clarify what, if any, withholding will be required on Globalstar’s cancellation of debt income. There are several tax and bankruptcy law principles that provide Globalstar support for arguing that no California withholding should be required. ICO’s obligations under the ICO Investment Agreement are conditioned on satisfactory resolution of these tax issues.

      At the time of their respective acquisitions both GCSC and GUSA were offering service guarantees to portions of their customer base, under which certain customers are entitled to cash compensation in the event that Globalstar services do not remain active and available to them for at least one year after initial activation. Globalstar has assumed these guarantees since the acquisition and is continuing them only when necessary for certain accounts. As of June 30, 2003, Globalstar has maximum contingent obligations with respect to these service guarantees of approximately $1.5 million, which would come due in the event that Globalstar services were discontinued in Canada or the United States. Globalstar believes service will continue; therefore no accrual was recorded.

      On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon Globalstar’s successful consummation of a Chapter 11 plan. Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of New Globalstar.

      Globalstar’s employees are participants in the multiple employer Retirement Plan of SS/L, a defined benefit pension plan managed by Loral (the “Loral Plan”). Globalstar is current with respect to its funding obligations for its employees and retirees through 2003 and is currently reviewing the actuarial calculations used to estimate its portion of the Loral Plan liabilities. Current calculations suggest that Globalstar’s portion of the Loral Plan liabilities were overstated by approximately $0.9 million as of December 31, 2002. The final determination has not been made; however, Globalstar does not believe the overstatement will be material. In the three months ended June 30, 2003, no additional pension expense was recorded. ICO has advised Globalstar that New Globalstar does not intend to assume Globalstar’s pension funding obligations following the consummation of the transactions contemplated by the ICO Investment Agreement. Accordingly, Globalstar has entered into discussions with the Pension Benefit Guaranty Corporation (“PBGC”) with a view to freezing benefits or terminating its participation in the Loral Plan. ICO’s obligations under the ICO Investment Agreement are conditioned upon Globalstar reaching an agreement with the PBGC by August 15, 2003, which is unlikely to occur. Globalstar is currently in discussions with ICO regarding a waiver or other modification to this condition.

      On June 30, 2000, Globalstar’s $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation (“Lockheed Martin”), QUALCOMM, DASA Globalstar Limited Partner, Inc. (“DASA”) and SS/L, each of which had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes were due on June 30, 2003 and incurred interest, on a deferred basis, at a rate of LIBOR plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin’s interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, a court would agree with Globalstar’s interpretation of the agreements. Management believes, however, that a court would agree with Globalstar’s interpretation of the relevant agreements. The notes are unsecured claims in Globalstar’s bankruptcy case.

      In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar’s results of operations. However, allocations of Globalstar’s losses to general partners would increase by $254 million, the amount of the increase in recourse obligations, including interest accrued as of the Petition Date.

15.	Subsequent Event

      On March 14, 2003, Loral, the Creditors’ Committee and Globalstar signed a term sheet outlining the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims against Loral (the “Loral Settlement”). Also on March 14, 2003, Globalstar and the Creditors’ Committee filed a joint motion with the Bankruptcy Court under Bankruptcy Rule 9019 for an order approving the Loral Settlement. The Bankruptcy Court approved the Loral Settlement on April 14, 2003. The parties executed a definitive agreement reflecting the terms of the Loral Settlement as of April 8, 2003, and closed the various interrelated transactions on July 10, 2003. Pursuant to the definitive settlement agreement, as of the closing, among other things: (1) Globalstar received title to eight spare satellites; (2) certain agreements under which Loral held exclusive rights to provide Globalstar services to certain defense, national security and other government agencies and in the aviation market were terminated and a new joint venture owned 75% by Globalstar and 25% by Loral was formed to pursue business opportunities with those governmental agencies; (3) Globalstar received Loral’s interests in the Canadian Globalstar service provider operations; (4) certain financial obligations of Loral-affiliated service providers to Globalstar were settled through deduction in debt obligations owning by GCC to Loral and other financial obligations between Globalstar and Loral were restructured; (5) Globalstar received the unused portion of advance prepayments made by it under its 2GHz satellite contract with SS/L, as reduced by certain financial obligations of Globalstar to Loral; (6) Russell R. Mack, Bernard L. Schwartz and Eric J. Zahler, as Loral’s designees, resigned from Globalstar’s General Partners Committee, and Anthony J. Navarra, President of Globalstar, Megan Fitzgerald, Senior Vice President — Operations of Globalstar, and Daniel P. McEntee, Vice President and Chief Financial Officer of Globalstar, were appointed as members of the General Partners Committee; and (7) Globalstar and its subsidiaries and Loral and its subsidiaries and affiliates provided mutual releases of claims and Globalstar and its subsidiaries released any claims against the members of the Committee.

      The definitive settlement agreement further provides, among other things, that (1) subject to FCC approval, L/Q licensee, Inc. (“L/Q Licensee”) will transfer the license held by it to Globalstar or LQP will transfer its interests in L/Q Licensee to Globalstar, (2) Globalstar will transfer its interest in the Russian service provider, which it holds for the benefit of Loral, to Loral, (3) in connection with the consummation of its Chapter 11 plan, Globalstar will use its best efforts to obtain a release of third party claims against Loral, certain Loral affiliates and all members of Globalstar’s General Partners Committee and (4) Loral’s general unsecured claims in the Chapter 11 Cases will be allowed in the amount of $875 million, subject to reduction in connection with the releases described in the immediately preceding clause (3).

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advanced Metering and Technologies Inc. (“AMT”) filed with the Bankruptcy Court on April 24, 2003 a motion asking the Bankruptcy Court to reconsider its approval of the Loral Settlement. The Bankruptcy Court denied AMT’s motion for reconsideration on May 30, 2003, and thereafter on June 9, 2003, AMT filed a notice of appeal of the Bankruptcy Court’s order approving the Loral Settlement. Globalstar believes that AMT’s appeal, which remains pending as of the date of this Report, is without merit and will ultimately be denied, though no assurance can be given in this regard or as to what relief, if any, might be granted in the event AMT were to be successful on appeal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar, L.P. (“Globalstar”) and Globalstar Telecommunications Limited (“GTL”) or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar’s or GTL’s control. Some of these factors and conditions include: (i) Globalstar filed for bankruptcy protection on February 15, 2002 and will require an outside investor to fund the consummation of a Chapter 11 plan; GTL’s equity interest in Globalstar will likely be eliminated, in which event GTL shares will have no value; (ii) Globalstar has limited cash to fund its operations; (iii) Globalstar has defaulted on certain debt payments; (iv) the rate of growth for the service has not been sufficient to sustain Globalstar’s cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) Globalstar’s consolidation of certain service providers might not bring efficiencies to operations; (viii) Globalstar is dependent on key vendors; (ix) GTL will likely be unable to fund mandatory redemption requirements of 8% Preferred Stock and 9% Preferred Stock; (x) GTL has been de-listed by The NASDAQ Stock Market; (xi) Lockheed Martin Corporation (“Lockheed Martin”) is disputing Globalstar’s right to issue it a $150 million note in satisfaction of payments made under a guaranty; (xii) Globalstar’s satellites have a limited useful life and may fail prematurely; (xiii) Globalstar faces currency risks and special risks by doing business in developing markets; (xiv) Globalstar’s business is regulated, causing uncertainty and additional costs; (xv) Globalstar’s 2 GHz license has been cancelled and might not be reinstated; (xvi) Globalstar may have its Big LEO spectrum allocation reduced; (xvii) Globalstar faces intense competition from both direct and indirect competitors, and additional direct competitors plan to enter the market in the future; (xviii) new technologies and the expansion of land-based systems may reduce demand for Globalstar’s service; (xix) Globalstar could face liability based on alleged health risks; (xx) Globalstar relies on key personnel; (xxi) certain potential conflicts of interest could result in decisions adverse to Globalstar’s interests; (xxii) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xxiii) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL’s Board of Directors and to appoint a member to Globalstar’s General Partners’ Committee; (xxiv) patents held by other firms or individuals may block Globalstar’s patents; (xxv) publicly traded securities are subject to volatility of market values; (xxvi) GTL is dependent upon payments from Globalstar to meet its obligations; (xxvii) GTL has no source of funds other than those provided by Globalstar; and (xxiii) Globalstar is subject to export regulation. For a detailed discussion of these factors and conditions, please refer to the section of this Form 10-Q entitled “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS” and to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar’s control.

Overview

      GTL, a general partner of Globalstar, which is a Delaware limited partnership, was created to permit public equity ownership in Globalstar. GTL does not have any operations, personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL’s sole asset is its investment in Globalstar, and GTL’s results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

Globalstar’s Chapter 11 Cases

      On February 15, 2002 (the “Petition Date”), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court (the “Bankruptcy Court”) for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504) (collectively the “Chapter 11 Cases”). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt obligations were accelerated and became immediately due and payable. Globalstar’s bankruptcy filing and proposed liquidation, after the sale of its operating assets, as described below, will leave shares in GTL with no value. In such circumstances, it is anticipated that following the effectiveness of a Chapter 11 plan in Globalstar’s Chapter 11 Cases GTL will be liquidated and cease to exist. These factors, among others, raise substantial doubt about GTL’s ability to continue as a going concern. However, as GTL is not currently in a liquidation process, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management believes that if GTL were liquidated, there would be no assets available to shareholders or creditors.

      Under auction procedures approved by the Bankruptcy Court on February 20, 2003, ICO Global Communications (Holdings) Limited (“ICO”), one of the three qualified investors that participated in the auction, was ultimately selected as the bidder proposing the highest and best offer for Globalstar’s assets. On April 25, 2003, a day after hearing oral argument by the interested parties, the judge signed an order approving ICO’s proposed transaction. Globalstar and ICO subsequently entered into an investment agreement (the “ICO Investment Agreement”), and Globalstar and an affiliate of ICO (the “ICO DIP Lender”) subsequently entered into a $35 million secured, super priority debtor-in-possession credit agreement (the “ICO DIP Facility”) as of May 19, 2003. These documents were filed with a Form 8-K on May 23, 2003.

      Pursuant to the ICO Investment Agreement, ICO will invest $55 million in a newly formed Delaware corporation to which substantially all of Globalstar’s assets will be transferred (“New Globalstar”). In exchange for such cash contribution, ICO will receive a 54% ownership interest in New Globalstar, with the remaining 46% to be issued to Globalstar and thereafter distributed to Globalstar’s unsecured creditors. Subject to certain conditions, up to $35 million of the $55 million to be invested is being made available under the ICO DIP Facility to fund Globalstar’s ongoing operations until the closing of the ICO transaction. A portion of the $35 million was used to retire Globalstar’s previous debtor-in-possession financing with a consortium of five lenders, including the ICO DIP Lender. There are certain conditions, including, among others, Globalstar’s entering into satisfactory agreements with QUALCOMM Incorporated (“QUALCOMM”) related to certain products and services and approval by the United States Federal Communications Commission (the “FCC”) of the transfer of Globalstar’s spectrum licenses to New Globalstar, that must be satisfied before the ICO transaction can be consummated. If the ICO transaction is consummated, it is currently contemplated that Globalstar will effect a Chapter 11 plan providing for (i) the liquidation of its assets, principally through the distribution of the 46% equity interest in New Globalstar to its unsecured creditors, and (ii) the winding down of its operations.

      The ICO Investment Agreement provides that, subject to certain limitations, New Globalstar will use its commercially reasonable efforts to ensure that shareholders of GTL as of the effective date of Globalstar’s plan of reorganization are given the opportunity to participate in the first underwritten public offering of equity securities, if any, made by New Globalstar on or before the seventh anniversary of such effective date; provided that (i) doing so will not result in any material expense to New Globalstar or have an adverse effect on the success of such offering or result in any material delay of the completion of such offering, and (ii) such obligation will automatically terminate upon a change of control of New Globalstar or if GTL dissolves or takes other action adverse to the debtors prior to the effective date of Globalstar’s plan of reorganization.

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

New Business Plan and Related Transactions

      Globalstar has developed a business plan, which is predicated on an infusion of funds and assumes the consolidation of certain Globalstar service provider operations into New Globalstar. Several of the acquisitions contemplated in the business plan have been completed, commencing in December 2001 and continuing through July 2003. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar system and allowed for increased consistency in product and service offerings in North America and Europe. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability.

      In accordance with Globalstar’s consolidation strategy, in December 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc (“Vodafone”) through Globalstar Corporation, a non-debtor subsidiary of Globalstar. As a result of the first transaction, the share purchase agreement on May 6, 2003 and the Loral Settlement, described more fully below, Globalstar now owns the Globalstar service provider company in Canada and the Canadian gateway company. In the second Vodafone transaction, which closed on August 19, 2002, Globalstar acquired the United States and Caribbean service provider and gateway operations from Vodafone at a cost of $1.9 million. Vodafone is exiting the Globalstar business and has transferred its service provider interests in Australia and Mexico to third parties.

      TE.SA.M. S.A.S. (“TE.SA.M.”) provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. TE.SA.M. is in the process of liquidating and has exited the Globalstar business. On July 2, 2002 Globalstar, through Globalstar Corporation, acquired TE.SA.M.’s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.’s limited partnership interests in Globalstar and TE.SA.M.’s remaining inventory of approximately 15,000 user terminals. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability. The French gateway was operational, but was not producing revenues at the time of the purchase. Globalstar has restarted the European business and is earning limited revenue from the French gateway. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have executed letter agreements with Globalstar that define the terms under which they provide Globalstar services.

      On December 30, 2002, the Bankruptcy Court approved a settlement agreement among Globalstar Services Company, Inc., Globalstar, Globalstar Vodafone Network Pty Ltd. Australia and Globalstar Australia Pty Ltd. Under this settlement, Globalstar consented to the transfer by Vodafone Satellite Services Limited (“VSSL”) to Localstar of the service provider rights in Australia, and Globalstar entered into a new service provider agreement with Localstar. VSSL was the original authorized service provider for Australia and the operator of three gateways in that country. In conjunction with this transaction, VSSL agreed to settle certain pre-petition and post-petition debts with Globalstar. Globalstar received payments totaling $1.7 million from Vodafone in January 2003.

      On March 14, 2003, Loral Space & Communications Ltd. (“Loral”), the Creditors’ Committee and Globalstar signed a term sheet outlining the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims against Loral (the “Loral Settlement”). Also on March 14, 2003, Globalstar and the Creditors’ Committee filed a joint motion with the Bankruptcy Court under Bankruptcy Rule 9019 for an order approving the Loral Settlement. The Bankruptcy Court approved the Loral Settlement on April 14, 2003. The parties executed a definitive agreement reflecting the terms of the Loral Settlement as of April 8, 2003, and closed the various interrelated transactions on July 10, 2003. Pursuant to the definitive settlement agreement, as of the closing, among other things: (1) Globalstar received title to eight spare satellites; (2) certain agreements under which Loral held exclusive rights to provide Globalstar services to certain defense, national security and other government agencies and in the aviation market were terminated and a new joint venture owned 75% by Globalstar and 25% by Loral was formed to pursue business opportunities with those governmental agencies; (3) Globalstar received Loral’s interests in the Canadian Globalstar service provider operations; (4) certain financial obligations of Loral-affiliated service providers to Globalstar were settled through deduction in debt obligations owning by Globalstar Canada Co. (“GCC”) to Loral and other financial obligations between Globalstar and Loral were restructured; (5) Globalstar received the unused portion of advance prepayments made by it under its 2GHz satellite contract with Space Systems/ Loral, Inc. (“SS/L”), as reduced by certain financial obligations of Globalstar to Loral; (6) Russell R. Mack, Bernard L. Schwartz and Eric J. Zahler, as Loral’s designees, resigned from Globalstar’s General Partners Committee, and Anthony J. Navarra, President of Globalstar, Megan Fitzgerald, Senior Vice President — Operations of Globalstar, and Daniel P. McEntee, Vice President and Chief Financial Officer of Globalstar, were appointed as members of the General Partners Committee; and (7) Globalstar and its subsidiaries and Loral and its subsidiaries and affiliates provided mutual releases of claims and Globalstar and its subsidiaries released any claims against the members of the Committee.

      The definitive settlement agreement further provides, among other things, that (1) subject to FCC approval, L/Q licensee, Inc. (“L/Q Licensee”) will transfer the license held by it to Globalstar or LQP will transfer its interests in L/Q Licensee to Globalstar, (2) Globalstar will transfer its interest in the Russian service provider, which it holds for the benefit of Loral, to Loral, (3) in connection with the consummation of its Chapter 11 plan, Globalstar will use its best efforts to obtain a release of third party claims against Loral, certain Loral affiliates and all members of Globalstar’s General Partners Committee and (4) Loral’s general unsecured claims in the Chapter 11 Cases will be allowed in the amount of $875 million, subject to reduction in connection with the releases described in the immediately preceding clause (3).

      Advanced Metering and Technologies Inc. (“AMT”) filed with the Bankruptcy Court on April 24, 2003 a motion asking the Bankruptcy Court to reconsider its approval of the Loral Settlement. The Bankruptcy Court denied AMT’s motion for reconsideration on May 30, 2003, and thereafter on June 9, 2003, AMT filed a notice of appeal of the Bankruptcy Court’s order approving the Loral Settlement. Globalstar believes that AMT’s appeal which remains pending as of the date of this Report, is without merit and will be denied, though no assurance can be given in this regard or as to what relief, if any, might be granted in the event AMT were to be successful on appeal.

      On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom SpA (“Elsacom”) and a gateway asset purchase agreement (collectively, the “Elsacom Settlement”) with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom’s service provider rights. Under the terms of the Elsacom Settlement, Globalstar received cash payments totaling $2.4 million, in two installments, in March 2003 and June 2003 and the release of all past payment obligations, including certain pre-petition liabilities, due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar retained title to the gateway equipment installed in Finland. Globalstar has dismantled the Finland gateway and placed the removable parts, which contain most of the gateway’s electronics, into storage for future deployment.

      On May 6, 2003, Globalstar Canada Satellite Co. (“GCSC”) entered into a share purchase agreement to acquire 66.67% of the outstanding common stock of Globalstar Canada Holding Co. As a result of the stock purchase, GCSC indirectly owns 100% of GCC, the company which owns and operates the two Canadian gateways. The purchase price of $354,000 was paid at closing. This transaction, combined with Globalstar’s acquisition of Loral’s ownership interests in the Canadian service provider operations effected by the Loral Settlement, provided Globalstar with 100% ownership of the Canadian service provider operations.

      On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon Globalstar’s successful consummation of a

Chapter 11 plan. Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of New Globalstar.

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

      GTL accounts for its investment in Globalstar’s ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. In 2000, Globalstar’s losses reduced GTL’s investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar’s net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar.

      Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2003. Certain of Globalstar’s debt, including the public debt, is non-recourse to the general partners. On February 15, 2002, Loral QUALCOMM Satellite Services, L.P. (“LQSS”), the other general partner of Globalstar filed a voluntary petition under Chapter 11 of the Bankruptcy Code. Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to the general partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $885.7 million.

      In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar’s results of operations. However, allocations of Globalstar’s losses to general partners, including GTL, would increase by $254 million, the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL’s shareholders relative to holders of these notes.

      Since Globalstar filed a voluntary petition under Chapter 11 of the Bankruptcy Code on February 15, 2002, Globalstar’s consolidated financial statements have been prepared in compliance with Statement of Position (“SOP 90-7”) on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the American Institute of Certified Public Accountants. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims in the Chapter 11 Cases. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been fixed by the Bankruptcy Court. Debt obligations have not been adjusted to reorganization values since the Bankruptcy Court has not yet confirmed a Chapter 11 plan. Management expects that the allowed claims will be established near the date that a final Chapter 11 plan is confirmed by the Bankruptcy Court and pre-petition liabilities will be adjusted as the claims are resolved.

      Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt obligations were accelerated and became immediately due and payable. In such circumstances, it is anticipated that following the effectiveness of a Chapter 11 plan in Globalstar’s Chapter 11 Cases GTL will be liquidated and cease to exist. Globalstar’s bankruptcy filing and proposed liquidation, after the sale of its operating assets, as discussed above, will leave shares in GTL with no value. These factors, among others, raise substantial doubt about Globalstar’s and GTL’s ability to function as a going concern.

      The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the space segment and ground segment, taken as a whole, may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. If Globalstar’s estimates of future performance and long term revenue projections change, management may be required to record additional impairment charges.

      Long term assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of June 30, 2003, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of June 30, 2003, Globalstar has reserved $6.2 million of the production gateway receivables.

Results of Operations

      Globalstar currently provides satellite-based telephony and narrow band data services through 24 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, most of the Middle East, China and South Korea. For the three and six months ended June 30, 2003, Globalstar recorded total revenues of $13.9 million and $25.4 million, respectively, and provided 14.5 million and 25.8 million minutes of billable telecommunication services, respectively, as compared to total revenues of $4.4 million and $8.1 million and 7.7 million minutes and 14.5 million minutes for the three and six months ended June 30, 2002, respectively. As of June 30, 2003, approximately 93,000 commercial subscribers were using the Globalstar System. Globalstar’s revenues during the quarter were not sufficient to fund Globalstar’s operations.

      Globalstar’s total revenues have increased significantly during the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, primarily through its acquisition of Globalstar USA, LLC (“GUSA”), increased equipment sales and minute volume, and improved collection of service provider accounts. The distribution of Globalstar’s revenue by subsidiary and affiliated companies, net of eliminations for intercompany sales, is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Wholesale revenue — Globalstar, L.P.	$1,765	$824	$3,841	$1,327
Service provider revenue (non-debtors companies):
Canada — Globalstar Canada Satellite Co.	5,601	3,561	10,414	6,799
United States — Globalstar USA, LLC	6,177	—	10,845	—
Europe — Globalstar Europe Satellite Services, Ltd.	318	—	339	—

Total revenue	$13,861	$4,385	$25,439	$8,126

      Globalstar, L.P. owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers. During the three months ended June 30, 2003, Globalstar, L.P. recognized total revenue of $1.8 million, consisting of $1.7 million of service revenue and $0.1 million related to the sale of subscriber equipment and spare parts, compared with total revenue of $0.8 million, consisting of service revenue during the three months ended June 30, 2002. The $0.9 million increase in service revenue is the result of improved collections from

Globalstar’s service providers and an increase in Globalstar system call minute volume to 14.5 million billable minutes during the three months ended June 30, 2003 from 7.7 million minutes for the equivalent period of 2002. Much of the increase is related to post war services in Iraq through the gateways located in Saudi Arabia and Turkey. During the six months ended June 30, 2003, Globalstar, L.P.’s service revenue increased to $3.6 million from $1.3 million in the six months ended June 30, 2002 and Globalstar, L.P. sold inventory to service providers generating revenues of $0.3 million in the six months ended June 30, 2003. The service revenue increase in the six months ended June 30, 2003 is due to collection of proceeds from the Vodafone settlement and increased usage and collections.

      GCSC, Globalstar’s Canadian service provider, recognized total revenue of $5.6 million and $3.6 million in the three months ended June 30, 2003 and 2002, respectively, and total revenue of $10.4 million and $6.8 million in the six months ended June 30, 2003 and 2002, respectively. In the three months ended June 30, 2003, GCSC’s total revenue of $5.6 million, consisted of $3.5 million of service revenue and $2.1 million of subscriber equipment sales, compared with total revenue of $3.6 million, consisting of $2.2 million of service revenue and $1.4 million of subscriber equipment sales during the three months ended June 30, 2002. In the six months ended June 30, 2003, GCSC’s total revenue of $10.4 million, consisted of $6.5 million of service revenue and $3.9 million of subscriber equipment sales compared with total revenue of $6.8 million, consisting of $4.3 million of service revenue and $2.5 million of subscriber equipment sales during the six months ended June 30, 2002. The increase is due to an increase in call volume, primarily the result of services to winter season oil and gas drillers in Northern Canada and other vertical market segments, and related increases in equipment sales.

      GUSA is the Globalstar service provider in the United States and the Caribbean. GUSA and Globalstar Caribbean Ltd., which holds the Caribbean gateway license, were acquired by a wholly-owned non-debtor subsidiary of Globalstar, L.P. on August 19, 2002. During the three months and six months ended June 30, 2003, GUSA recognized total revenue of $6.2 million and $10.8 million, respectively. Total revenue for three months of $6.2 million consisted of $3.4 million of service revenue and $2.8 million of subscriber equipment sales, and total revenue for six months of $10.8 million consisted of $6.3 million of service revenue and $4.5 million of subscriber equipment sales. Globalstar acquired GUSA on August 19, 2002. Because Globalstar did not acquire GUSA until August 19, 2002, Globalstar did not recognize any revenue related to GUSA in the three and six months ended June 30, 2002.

      Globalstar Europe Satellite Services, Ltd. (“GESS”) was formed in July 2002 by Globalstar to restart the commercial Globalstar operations in Western Europe and North Africa. During the three and six months ended June 30, 2003, GESS recognized service revenue of $106,000 and $127,000, respectively. In addition, in the three months ended June 30, 2003 GESS recognized equipment revenue of $212,000. Globalstar did not earn any revenue related to GESS in the three and six months ended June 30, 2002.

      Globalstar eliminates revenues recorded on sales between subsidiary companies and between the parent and subsidiaries. Wholesale airtime sales from Globalstar, L.P. to GCSC, GUSA and GESS are also eliminated. All eliminations are reflected in the analysis above.

      On a consolidated basis, Globalstar recorded subscriber equipment revenue of $5.2 million and $8.9 million for the three and six months ended June 30, 2003, respectively, compared to $1.4 million and $2.5 million for the three and six months ended June 30, 2002, respectively. The increase is primarily the result of the GUSA acquisition in August 2002 and new equipment sales by GCSC for the three and six months ended June 30, 2003. Globalstar’s cost of subscriber equipment sold was $3.0 million and $5.1 million for the three and six months ended June 30, 2003, respectively, compared to $0.9 million and $1.4 million for the three and six months ended June 30, 2002, respectively. Through June 30, 2003, some inventory being sold was acquired at low cost in acquisitions of the operations of several service providers. In the three and six months ended June 30, 2003, revenue of approximately $1.0 million and $1.9 million, respectively, was recognized on non-valued inventory. As of June 30, 2003, nearly all non-valued and low cost inventory held at consolidated service provider companies has been sold. Future margins will be significantly lower as most subscriber products are currently being sold at or near fully allocated product cost.

      Operations expense increased to $9.4 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002 and increased to $16.2 million for the six months ended June 30, 2003 from $9.6 million for the six months ended June 30, 2002. The increase is primarily the result of operation costs incurred by GUSA, which was acquired in August 2002, the expenses incurred by GESS for the restart of European operations and the $2.5 million write off of a failed satellite in May 2003.

      Marketing, general and administrative expenses decreased to $6.9 million for the three months ended June 30, 2003 from $9.7 million for the three months ended June 30, 2002 and decreased to $14.2 million for the six months ended June 30, 2003 from $29.6 million for the six months ended June 30, 2002. The decrease is primarily the result of $13.9 million in additional production gateway bad debt reserves recorded in the six months ended June 30, 2002 and the reversal of accruals related to the Elsacom Settlement and executive compensation of $1.3 million in the six months ended June 30, 2003. This decrease is partially offset by an increase due to costs incurred by GUSA and GESS in the three and six months ended June 30, 2003.

      Restructuring and reorganization costs of $2.3 million and $4.2 million were incurred in the three and six months ended June 30, 2003, respectively, compared to $1.1 million and $3.2 million for the three and six months ended June 30, 2002, respectively. Costs incurred in the three and six months ended June 30, 2003 were primarily fees to Globalstar’s restructuring specialists including financial advisors, legal counsel, and other advisors of $1.2 million and $2.3 million during the three and six months, respectively, fees to the creditors’ legal counsel of $0.7 million and $1.3 million during the three and six months, respectively, and other restructuring costs of $0.4 million and $0.6 million in the three and six months, respectively.

      Depreciation and amortization expenses decreased to $8.4 million for the three months ended June 30, 2003 from $8.5 million for the three months ended June 30, 2002 and decreased to $16.7 million for the six months ended June 30, 2003 from $16.8 million for the six months ended June 30, 2002. The decrease is primarily the result of the reduction in the Globalstar System due to failed satellites being written off, partially offset by additional assets purchased in 2003.

      Interest income earned subsequent to the Petition Date is accounted for as an offset to restructuring costs. Consequently, only $1,000 was recorded as interest income, earned by non-debtor subsidiaries, in the three and six months ended June 30, 2003. Interest income for the six months ended June 30, 2002 was $0.1 million for interest earned prior to the Petition Date. No interest was earned in the three months ended June 30, 2002.

      Globalstar ceased recognizing interest expense on pre-petition debts on the Petition Date. Interest expense recorded from the beginning of the year through the Petition Date in 2002 was $46.5 million. Interest expense recorded in the three and six months ended June 30, 2003 was $0.5 and $0.6 million, respectively, and represents interest and financing costs on post petition the term loans.

      The accrual of preferred dividends on the 8% redeemable preferred partnership interests (“RPPIs”) and 9% RPPIs ceased on the Petition Date. No preferred dividends were accrued for the three and six months ended June 30, 2003. Through the Petition Date in 2002, $2.9 million of preferred dividends were accrued. None of the distributions accrued during 2002 have been paid.

      As a result of the above, the net loss applicable to ordinary partnership interests decreased to $16.8 million for the three months ended June 30, 2003 from $21.2 million for the three months ended June 30, 2002 and decreased to $31.9 million for the six months ended June 30, 2003 from $101.9 million for the six months ended June 30, 2002.

      Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to Globalstar’s partners. Globalstar’s corporate subsidiaries will provide for a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources

      As of June 30, 2003, Globalstar had approximately $18.3 million in cash and cash equivalents on hand, including $1.7 million held by GCSC. During 2003, Globalstar plans to use its available funds to cover its net cash out flow, which it expects to include costs associated with concluding its financial restructuring, operating its satellite constellation, operating gateways and providing retail services in North America and portions of Europe.

      The $18.3 million cash on hand at June 30, 2003 and the anticipated revenue from operations are insufficient to fund Globalstar’s operations through the end of 2003. Assuming full access to the $35 million ICO DIP Facility, cash on hand from operations, together with funds available under the ICO DIP Facility, are expected to be sufficient to fund operations through the closing of the transaction. However, the funding provided under the ICO DIP Facility is limited to $20 million until such time as Globalstar has entered into an agreement with QUALCOMM that satisfies the requirements under the ICO Investment Agreement. Globalstar has not yet met this condition. Of the $20 million of funding currently available under the ICO DIP Facility, Globalstar has borrowed $16 million as of June 30, 2003.

      The terms of the ICO DIP Facility provide ICO with a security interest in substantially all the assets of Globalstar and its debtor subsidiaries, exclusive of $15 million cash reserved to fund a liquidation of Globalstar if it were to become necessary. With the projected cost of liquidation taken into consideration, as of June 30, 2003, Globalstar had approximately $7.3 of available liquidity, $3.3 million of cash in excess of its liquidation reserve and $4.0 available under the ICO DIP Facility. In the event this liquidity were exhausted without an agreement with QUALCOMM that would provide for borrowings under the ICO DIP Facility to exceed $20 million in order to continue operations, Globalstar would be required to obtain a waiver from ICO permitting borrowings in excess of $20 million, to secure additional financing from another source, or to expend portions of its cash reserve, thereby increasing the risk that it would have insufficient funds to provide for an orderly liquidation in the event the ICO transaction were never consummated. There can be no assurance that Globalstar will reach an agreement with QUALCOMM, that would permit borrowings, that satisfies the conditions required under the ICO Investment Agreement or that ICO will waive this condition and allow borrowings in excess of $20 million without the required QUALCOMM agreement. Further, no assurance can be given that additional financing will be available from any other source on terms acceptable to Globalstar, if at all. In such circumstances, if Globalstar is unable to obtain additional financing and the risk of expending portions of its reserve for liquidation are unacceptable in light of the then-existing circumstances, Globalstar may be forced to cease operations and commence liquidation.

      Cash and cash equivalents increased from $15.3 million on December 31, 2002 to $18.3 million on June 30, 2003. The increase is primarily the result of cash drawn on the ICO DIP Facility, increased customer cash collections, and an increase in accounts payable due to the timing of the court approval process for payments to professionals, partially offset by cash used to fund operations. Net of the $16.0 million of funding provided from the ICO DIP facility, Globalstar required $13.0 million of cash to fund operations during the six months ended June 30, 2003.

      As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt obligations were accelerated and became immediately due and payable. Globalstar is not authorized to pay any pre-petition liabilities without Bankruptcy Court approval.

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. Globalstar has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      On January 1, 2003, Globalstar adopted Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, companies must disclose and may be required to recognize a liability for the fair value of the obligation that gets assumed under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of June 30, 2003, there were no material guarantees issued or modified by Globalstar after December 31, 2002. The disclosure requirements of FIN 45, applicable to Globalstar’s product warranty and certain guarantees issued before December 31, 2002, are effective for this report and all future quarterly and annual reports. As of June 30, 2003 and June 30, 2002, Globalstar’s product warranty liability was $282,000 and $215,000, respectively.

      In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on Globalstar’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Globalstar adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

Contractual Obligations and Commercial Commitments Disclosure

      Globalstar has various contractual obligations and commercial commitments, which are more fully disclosed in the notes to Globalstar’s condensed consolidated financial statements. Commercial commitments are items that Globalstar could be obligated to pay in the future that are not included in Globalstar’s condensed consolidated balance sheet. The following table discloses aggregate information about Globalstar’s contractual obligations and commercial commitments and the periods in which payments are due (in thousands):

		Payments Due by Period

Contractual Obligations and	Total Including				After 5
Commercial Commitments	Accrued Interest	Less than 1 Year	1-3 Years	4-5 Years	Years

Contractual Obligations
Term loans	$16,110	$16,110	$—	$—	$—
Note payable to affiliate	7,329	7,329	—	—	—
Accounts payable	4,394	4,394	—	—	—
Payable to affiliates	1,181	1,181	—	—	—
Accrued expenses	7,692	7,692	—	—	—
Deferred revenue	1,648	1,648	—	—	—

Total Contractual Obligations	$38,354	$38,354	$—	$—	$—

Liabilities subject to compromise	$3,422,582	$3,422,582	$—	$—	$—

		Payments Due by Period

Contractual Obligations and	Total Including				After 5
Commercial Commitments	Accrued Interest	Less than 1 Year	1-3 Years	4-5 Years	Years

Commercial Commitments
Operating leases	$20,118	$3,983	$10,736	$5,399	$—
Inventory purchase commitments(1)	11,126	11,126	—	—	—
Networking commitments(2)	1,370	725	645	—	—
Service guarantee(3)	1,495	1,495	—	—	—

Total Commercial Commitments	$34,109	$17,329	$11,381	$5,399	$—

(1)	Through July 2003, GCSC and GUSA contracted with QUALCOMM for the manufacture and/or delivery of fixed and mobile subscriber units, car kits, satellite data modems, and privacy handsets.

(2)	Networking commitments represent contracts with multiple year service agreements and termination penalties.

(3)	At the time of their respective acquisitions both GCSC and GUSA were offering service guarantees to portions of their customer base, under which certain customers are entitled to cash compensation in the event that Globalstar services do not remain active and available to them for at least one year after initial activation. Globalstar has assumed these guarantees since the acquisition and is continuing them only when necessary for certain accounts. The amount reflected is Globalstar’s maximum contingent obligation with respect to these service guarantees, which would only come due in the event that Globalstar services were discontinued in Canada or the United States.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar and GTL have made and may continue to make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as “believes”, “expects”, “plans”, “may”, “will”, “should”, or “anticipates” or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

Globalstar filed for bankruptcy protection on February 15, 2002 and will require an outside investor to fund the consummation of a Chapter 11 plan; GTL’s equity interest in Globalstar will likely be eliminated, in which case GTL shares will have no value.

      Globalstar and certain of its subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code on February 15, 2002 and will require an outside investor to fund the consummation of a Chapter 11 plan. Any Chapter 11 plan will most likely involve the cancellation of GTL’s equity interest in Globalstar, in which case GTL’s shares would be of no value. Globalstar and ICO have entered into the ICO Investment Agreement pursuant to which Globalstar would transfer substantially all of its assets to New Globalstar in exchange for 46% of the equity in New Globalstar, which would be distributed to Globalstar’s creditors upon effectiveness of a Chapter 11 plan in the Chapter 11 Cases. The ICO Investment Agreement also provides that ICO and New Globalstar will use commercially reasonable efforts to ensure that, subject to certain limitations, all shareholders of record of GTL as of the consummation of a Chapter 11 plan have the opportunity to acquire securities of New Globalstar in the first underwritten public offering of securities, if any, made by New Globalstar on or before the seventh anniversary of such consummation. There are material conditions to the consummation of the transactions contemplated by the ICO Investment Agreement. There can be no assurance that these conditions will be satisfied or waived or that the transactions contemplated by the ICO

Investment Agreement (including the grant of rights to GTL shareholders discussed above) will be consummated. Furthermore, even if the transactions contemplated by the ICO Investment Agreement are consummated, there can be no assurance that the right of GTL shareholders to participate in an underwritten public offering of New Globalstar will be of any value. Moreover, if the transactions contemplated by the ICO Investment Agreement are not consummated, there can be no assurance that Globalstar will be able to find another investor to fund the consummation of a Chapter 11 plan. In such circumstances, if Globalstar is unable to find such an investor, it may be forced to cease operations and commence liquidation.

Globalstar has limited cash to fund its operations.

      The $18.3 million cash on hand at June 30, 2003 and the anticipated revenue from operations are insufficient to fund Globalstar’s operations through the end of 2003. Assuming full access to the $35 million ICO DIP facility, cash on hand from operations, together with funds available under the ICO DIP Facility, are expected to be sufficient to fund operations through the closing of the ICO transaction. However, the funding provided under the ICO DIP Facility is limited to $20 million until such time as Globalstar has entered into an agreement with QUALCOMM that satisfies the requirements under the ICO Investment Agreement. Globalstar has not yet met this condition. Of the $20 million of funding currently available under the ICO DIP Facility, Globalstar has borrowed $16 million as of June 30, 2003. While the timing of the closing of the ICO transaction is uncertain at this time, it is unlikely that the ICO transaction will be closed before Globalstar exhausts the $20 million currently available under the ICO DIP Facility. There can be no assurance that Globalstar will reach an agreement with QUALCOMM that satisfies the conditions required under the ICO Investment Agreement or that ICO will waive this condition and allow borrowings in excess of $20 million without the required QUALCOMM agreement. No assurance can be given that additional financing will be available from any other source on terms acceptable to Globalstar, if at all. In such circumstances, if Globalstar is unable to obtain additional financing, it may be forced to cease operations.

Globalstar has defaulted on certain debt payments.

      On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% RPPIs and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar’s debt instruments, credit facility and vendor financing agreements when due, and continuance of such non-payment beyond the applicable grace periods, constitute “events of default” under the terms of each of those debt instruments. Events of default have occurred under Globalstar’s $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (collectively, the “Senior Notes”).

      In addition, as a result of Globalstar’s bankruptcy petition on February 15, 2002, other debt obligations of Globalstar were accelerated and became immediately due and payable. Claims in respect of these obligations are unsecured claims in the Chapter 11 Cases.

The rate of growth for the service has not been sufficient to sustain Globalstar’s cost of operations.

      Low earth orbit satellite telecommunications systems are an immature business sector that has not yet achieved commercial success in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 93,000 commercial subscribers by June 30, 2003, too few to generate sufficient revenue to cover Globalstar’s operating costs and service its debt. By announcing a financial restructuring and filing for bankruptcy protection on February 15, 2002, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar’s uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive.

Globalstar may be required to withhold tax on income resulting from the cancellation of debt.

      Globalstar’s Chapter 11 plan will involve the cancellation of debt in exchange for equity. The cancellation of debt gives rise to considerable taxable income that is allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar has negotiated a closing agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar’s total withholding obligation on this taxable income has been determined to be approximately $270,000. Globalstar has filed a motion for Bankruptcy Court approval of the withholding tax closing agreement and expects the motion to be heard by the Bankruptcy Court on August 15, 2003. No assurance can be given that such approval will be obtained.

      Similarly, under certain interpretations of the California Revenue & Taxation Code (CRTC), Globalstar may be obligated to pay withholding tax of 8.84% of the cancellation of debt income allocated to foreign partners that is determined to be California source income. Globalstar is currently working with the California Franchise Tax Board to clarify what, if any, withholding will be required on Globalstar’s cancellation of debt income. There are several tax and bankruptcy law principles that provide Globalstar support for arguing that no California withholding should be required. No assurance can be given that support will be obtained.

      ICO’s obligations under the ICO Investment Agreement are conditioned on satisfactory resolution of these tax issues. Accordingly, failure to successfully implement such agreements or otherwise resolve these tax issues may adversely impact Globalstar’s ability to consummate the proposed ICO transaction and have a Chapter 11 plan confirmed.

Globalstar depends on service providers to market its service and implement important parts of its system.

      Until relatively recently, Globalstar depended entirely on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar has implemented its consolidation strategy and intends to revise its business relationship with the service providers that are not consolidated. Globalstar believes that the consolidation of certain service providers and the possible consolidation of remaining independent service providers contemplated by Globalstar’s new business plan, will increase Globalstar’s operating efficiencies and provide for improved global service coordination. Globalstar has limited experience in offering Globalstar services at the retail level and may encounter unforeseen difficulties in assuming retail service provider operations. No assurance can be given that the consolidation strategy will be successful or that such efficiencies will be realized over the longer term.

      Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including South Africa, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Globalstar has also not been able to find purchasers for gateways, which were ordered and later cancelled. Globalstar’s inability to offer service in these areas ultimately reduces overall demand for its service and undermines its value for potential users who require global service or service in Africa, Southeast Asia and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another and conclude roaming testing.

      While the assets Globalstar acquired from TE.SA.M. in July 2002 are operational, TE.SA.M. ceased operating its billing systems, and, therefore, generating revenue, in Western Europe and Northern Africa in late 2001. Globalstar has recently reinitiated commercial operations of the Western European Globalstar service, including distribution networks, billing and customer care operations. There can be no assurance that TE.SA.M.’s former customers will continue their subscriptions on the Globalstar network or that Globalstar’s Western European operations will provide revenue sufficient to cover its cost of operations.

Globalstar’s consolidation of certain service providers might not bring efficiencies to operations.

      While Globalstar believes that the consolidation of certain service providers with Globalstar will increase operating efficiencies and provide for improved global service coordination, there can be no assurance that such efficiencies will be realized.

Globalstar is dependent on key vendors.

      Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit Mobile Terminals S.p.A. (“Telit”) for the manufacture of GSM dual-mode phones. Ericsson OMC Limited has discontinued manufacturing Globalstar products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with Globalstar. If either company ceases to manufacture Globalstar’s products, Globalstar may not be able to find a replacement. Even if Globalstar does find a replacement, there may be a substantial period of time in which its products are not available.

      In late 2001 QUALCOMM purported to terminate its Development Contract with Globalstar. Globalstar has been in discussions with QUALCOMM regarding a follow on agreement that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will successfully negotiate mutually satisfactory terms required to secure QUALCOMM’s support to Globalstar’s system operations. QUALCOMM has substantially reduced its staff assigned to Globalstar and is requesting advance payments or deposits for current and future work.

      QUALCOMM is the sole manufacturer of Globalstar gateways and has installed twenty-six gateways located around the world and manufactured another twelve that have not been fielded. Globalstar has utilized portions of one of the available gateways for gateway expansions and spare parts for fielded gateways. The remaining eleven gateways are in storage facilities controlled by Globalstar. Recent discussions with QUALCOMM have raised ambiguity as to whether QUALCOMM or Globalstar has unencumbered title to the stored gateways. Globalstar maintains that it has title to the stored gateways, free and clear of all encumbrances. There can be no assurance that Globalstar and QUALCOMM will ultimately reach agreement on this matter or if Globalstar will ultimately be able to install the stored gateways without providing additional consideration to QUALCOMM.

      Further, an agreement with QUALCOMM is a condition to the ICO transaction. Accordingly, failure to reach agreement with QUALCOMM with respect to certain commercial relationships may adversely impact Globalstar’s ability to consummate the proposed ICO transaction and have a Chapter 11 plan confirmed. Additionally, Globalstar’s access to financing under the ICO DIP Facility is limited to $20 million until such time as Globalstar has reached an agreement with QUALCOMM that satisfies the conditions included in the ICO Investment Agreement.

      Telit has been financially restructured in Italy and is in arrears on its payment obligations to QUALCOMM. There can be no assurance that Telit and QUALCOMM will reach an agreement that will allow for Telit to continue manufacturing products for the Globalstar System.

      SS/L completed production of seven of the eight spare satellites. All eight are in storage in California. Title to those satellites was transferred to Globalstar effective July 10, 2003, as part of the Loral Settlement discussed above. Globalstar is dependent on SS/L to complete construction of the eighth satellite, at a price not to exceed $1 million, if Globalstar determines that the eighth satellite must be launched. Because SS/L has filed a petition for relief of under Chapter 11 of the Bankruptcy Code, there can be no assurance that SS/L will remain a going concern or will retain the capability to complete the eighth satellite.

GTL will likely be unable to fund mandatory redemption requirements of 8% and 9% convertible redeemable preferred stock.

      GTL’s 8% convertible redeemable preferred stock (“8% Preferred Stock”) and 9% convertible redeemable preferred stock (“9% Preferred Stock”) have mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination of both. Based upon the price of GTL’s common stock at June 30, 2003, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of June 30, 2003, GTL classified $204,185,000 of the 8% Preferred Stock and 9% Preferred Stock outside the shareholders’ deficit section of the balance sheet based on GTL’s average common stock price in the 10-day period preceding June 30, 2003 (approximately $0.06). The number of shares of GTL common stock that would be issuable on the mandatory redemption date depends on factors at the redemption date including the price of GTL’s common stock and the number of shares of 8% Preferred Stock and 9% Preferred Stock outstanding at the time of the redemption. The amount of the 8% Preferred Stock and 9% Preferred Stock classified outside the shareholders’ deficit section will vary in future periods depending on these variables.

GTL has been de-listed by The NASDAQ Stock Market.

      On June 14, 2001, GTL’s listing was transferred to The NASDAQ SmallCap Market. This change, while still permitting public trading of GTL’s shares, reduced their liquidity and may also have had an adverse effect on their trading value. Since December 12, 2001, GTL has traded on the NASDAQ OTC Bulletin Board under the symbol GSTRF.OB. There can be no assurance that there will be any future trading market for the GTL common stock.

Lockheed Martin is disputing Globalstar’s right to issue it a $150 million note in satisfaction of payments made under a guaranty.

      On June 30, 2000, Globalstar’s $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin. Pursuant to the relevant agreements, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin’s interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that a court would agree with Globalstar’s interpretation of the agreements.

Globalstar’s satellites have a limited useful life and may fail prematurely.

      The Globalstar satellite system has performed well, in general. The satellites in orbit have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

•	component failure;

•	loss of power or fuel;

•	inability to control positioning of the satellite;

•	solar and other astronomical events; and

•	space debris.

      Repair of satellites in space is not feasible. Factors that affect the useful lives of Globalstar’s satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Globalstar has not insured its satellites against in-orbit failures.

      Since mid-March 2001, sixteen satellites experienced anomalous behavior in the S-Band converter. Of these, eight have been recovered and returned to service, four have been declared failed (two of which were replaced by spares), and four are currently out of service and undergoing recovery operations. On May 3, 2003, one satellite previously returned to service after recovering from anomalous behavior, had a subsequent unrecoverable failure and was declared failed. This satellite was written off in the second quarter of 2003. Although recovery cannot be guaranteed, the recovery period for those satellites returned to service has ranged from two weeks to six months, occurring on average in approximately two months. If Globalstar is unable to recover those satellites currently undergoing recovery operations or any satellites that experience anomalous behavior in the future are not recovered, Globalstar’s results of operations may be materially adversely affected. Failure or anomalous behavior in additional satellites could also adversely impact the ability to consummate the proposed ICO transaction and to have a Chapter 11 plan confirmed.

      Globalstar has been making a series of adjustments to its satellite constellation which are expected to substantially improve signal availability without requiring the launch of on-ground spare satellites, an expensive undertaking.

      The constellation is being shifted from a 48-satellite configuration into a new configuration called a “Walker 40”, with 40 operational satellites evenly distributed across eight orbital planes (i.e., five operational satellites in each plane). Among the benefits of this shift, which does not preclude a return later to a 48-satellite constellation, are the elimination of service gaps caused by current anomalies, an improvement in system redundancy and improved constellation life.

      Globalstar filed an application with the FCC for authority to effectuate this change on June 14, 2003. The FCC has not yet granted the application; however, in light of the unacceptably degraded service quality being experienced by many of Globalstar’s subscribers, and because Globalstar does not believe that the change raises any regulatory concerns, Globalstar has begun to implement the transition to the Walker 40. The reduced number of satellites in service with the Walker-40 constellation reduces the total available system capacity as measured by available circuits. The reduced capacity will be more than sufficient to meet Globalstar’s projected customer demand. As noted above, if demand warrants, Globalstar can restore the 48-satellite constellation through the utilization of available in-orbit and ground spares.

Globalstar faces currency risks and special risks by doing business in developing markets.

      Based on business operations in 2002, in which Globalstar earned about 74% of its revenue internationally, it expects that most of its business in the future will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar’s operations. In addition, Globalstar’s contracts may be governed by international law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it difficult to enforce its rights under these agreements if there is a dispute.

      Many of Globalstar’s potential markets are in developing countries or regions that are substantially underserved and are not expected to be served by existing telecommunications systems. Developing countries are more likely than industrialized countries to experience market, currency and interest fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price and wage, exchange control, tax related and social instability, expropriation and other economic, political and diplomatic conditions.

      The limited availability of United States currency in some local markets may prevent a service provider from making payments in United States dollars. In addition, exchange rate fluctuations may affect Globalstar’s ability to control the prices charged for its services.

Globalstar’s business is regulated, causing uncertainty and additional costs.

      Globalstar’s operations are and will continue to be subject to United States and international regulation. Globalstar’s service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Globalstar Southern Africa has not received a license from the government although its gateway has been operational for more than three years. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation, in countries where Globalstar intends to operate may also significantly affect Globalstar’s business.

Globalstar’s 2 GHz license has been cancelled and might not be reinstated.

      On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate mobile satellite services (“MSS”) systems in the 2 GHz band, subject to strict milestone requirements. Each applicant received a base allocation of 3.5 MHz of paired spectrum with the opportunity to gain additional spectrum upon launch of its system. Globalstar held this authorization directly. Systems were required to be constructed in compliance with certain milestones, the first of which was executing a non-contingent contract to construct the system by July 17, 2002. Globalstar believes that it met this first milestone by entering into a non-contingent contract with SS/L on July 16, 2002. Globalstar requested the FCC to grant certain waivers of later milestones. Globalstar proceeded to fully execute the contract, and completed milestones planned through January 2003. On January 30, 2003, the FCC’s International Bureau denied Globalstar’s waivers and declared the 2 GHz license to be null and void. Due to this action, Globalstar issued a stop-work order to SS/L; however, the contract remains valid and executable. Globalstar believes that this action by the FCC’s staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the International Bureau’s decision pending review. However, there can be no assurance that the FCC will ultimately overturn the International Bureau’s decision and reinstate Globalstar’s 2 GHz license.

      In August 2001, the FCC issued Notices of Proposed Rulemaking in two proceedings that affect (1) the amount of radio frequency spectrum available in the future for MSS, including Globalstar, and (2) an MSS licensee’s ability to use its spectrum for ATC. In the first case, terrestrial wireless carriers asserted that they need more spectrum, including the 2GHz band for their third generation services. On January 30, 2003, the FCC issued decisions in both of these proceedings. In the first, the FCC reassigned 30 MHz of MSS spectrum in the 2 GHz band for terrestrial wireless use. In the second, the FCC allowed all MSS operators, including Globalstar, to offer ATC in their assigned MSS spectrum subject to certain conditions. Assuming that Globalstar succeeds in having its 2 GHz license reinstated, Globalstar does not believe that the reduction in 2 GHz spectrum available for MSS will have a materially adverse effect on Globalstar’s future services. Globalstar is currently evaluating whether and how to implement ATC in its low-earth orbit (“Big LEO”) spectrum; however, no final decision will be made pending completion of Globalstar’s restructuring.

Globalstar may have its Big LEO spectrum allocation reduced.

      Under the FCC’s band plan for MSS in Globalstar’s frequency bands, Globalstar must share the frequencies in the United States with other licensed operators of CDMA systems. The FCC initially licensed OdysseyTM Mobile Satellite System, MCHI Mobile Communications Holdings, Inc. (EllipsoTM Mobile Satellite System) and Constellation Communications Holdings, Inc. to share Globalstar’s band. However, each of these three has either turned its license in or had its license revoked by the FCC. On January 30, 2003, the FCC opened a rulemaking proceeding to consider whether the 1610-1626.5 MHz band should be reallocated between Globalstar and Iridium L.L.C. (“Iridium”) and whether some portion of the 2483.5-2500 MHz band should be assigned to Iridium or to other terrestrial wireless operators. The FCC will also consider whether these Big LEO bands should be opened up for new satellite system applications. Globalstar has filed comments and reply comments with the FCC vigorously contesting any reduction in its spectrum assignment. ICO and the Creditors’ Committee also filed comments supporting Globalstar’s position. There can be no assurance that Globalstar will be permitted to retain all of its Big LEO spectrum.

New technologies and the expansion of land-based systems may reduce demand for Globalstar’s service.

      Globalstar believes that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than Globalstar anticipated; therefore, demand for Globalstar service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar’s efforts beginning in 2001 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render the Globalstar System obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and Globalstar cannot be certain that these technologies will continue to be available on a timely basis or on commercially reasonable terms.

Globalstar could face liability based on alleged health risks.

      There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have failed to confirm such health risks. In any event, because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the FCC, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, Globalstar cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar’s business.

Globalstar relies on key personnel.

      Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of Globalstar’s officers has an employment contract with Globalstar. Mr. Olof Lundberg had a written agreement to serve as chairman of Globalstar’s General Partners’ Committee and chief executive officer of Globalstar. However, Mr. Lundberg resigned as of June 6, 2003, pursuant to a Separation Agreement and Mutual Release with Globalstar. He will serve as a consultant to Globalstar through early November 2003. Globalstar does not maintain “key man” life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar’s business.

Certain potential conflicts of interest could result in decisions adverse to Globalstar’s interests.

      The Loral Settlement, which closed on July 10, 2003, removed a number of potential conflicts of interest. The conflicts that remain include the following:

•	Globalstar is dependent upon technologies developed by Loral, which is itself restructuring under Chapter 11 of the Bankruptcy Code, QUALCOMM and others.

•	Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral, are among Globalstar’s main customers. Accordingly, they may have conflicts of interest with respect to the terms of Globalstar’s service provider agreements.

As a general partner, GTL is liable for the recourse debt and other obligations of Globalstar.

      Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2003. Globalstar’s other general partner, LQSS, filed for protection under the Bankruptcy Code on February 15, 2002 and is extremely unlikely to have sufficient funds to pay the portion of Globalstar’s recourse debt previously allocated to it. Certain of Globalstar’s debt, including the public debt, is non-recourse to the general partners.

Holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL’s Board of Directors and to appoint a member to Globalstar’s General Partners’ Committee.

      In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% Preferred Stock and its 9% Preferred Stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL’s Board of Directors. Globalstar’s partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock and/or the 9% Preferred Stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar’s General Partners’ Committee. Dividends have been accrued and not paid for six consecutive quarters on May 15, 2002 and June 1, 2002 for the 8% Preferred Stock and the 9% Preferred Stock, respectively. As of June 30, 2003, these rights have not been exercised.

Patents held by other firms or individuals may block Globalstar’s patents.

      Because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending or issued that could result in infringement by Globalstar. In such an event, Globalstar could be required to redesign some part of its system or pay royalties for use of the third parties’ patents, which could increase cost or delay implementation of certain features or functions.

Publicly traded securities are subject to volatility of market values.

      GTL’s stock price and the fair value of Globalstar’s Senior Notes experienced substantial price volatility in the period before Globalstar announced that it would restructure its debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of its competitors, and political conditions may materially adversely affect the market values of those securities in the future.

GTL is dependent upon payments from Globalstar to meet its obligations.

      Because GTL is a holding company whose only assets are its interests in Globalstar, GTL is dependent upon payments from Globalstar to meet its obligations, including those under its preferred stock. Globalstar has made no such payments, nor is it likely to do so. Globalstar has, however, continued to fund certain of GTL’s expenses related to Globalstar’s restructuring. Further, GTL’s rights and the rights of holders of its securities, including the holders of preferred stock, to participate in the distribution of assets upon Globalstar’s restructuring will be subject to the prior claims of Globalstar’s and GTL’s creditors.

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

      Globalstar’s operations are subject to certain regulations of the United States State Department’s Office of Defense Trade Controls (i.e., satellites and related technical data), United States Treasury Department’s Office of Foreign Assets Control (i.e., financial transactions) and the United States Commerce Department’s Bureau of Export Administration (i.e., gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar’s operations in a particular country.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      As of June 30, 2003 and December 31, 2002, the fair value of Globalstar’s long-term debt and interest bearing vendor financing (collectively, “long-term obligations”) was estimated to be $124 million, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2003 and 2002. The long-term obligations carrying value exceeded fair value by $3.0 billion as of June 30, 2003 and December 31, 2002. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $31 million as of June 30, 2003 and December 31, 2002.

Item 4.	Controls and Procedures

      (a) Globalstar maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to Globalstar’s management, including its principal executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

      Globalstar has carried out an evaluation, under the supervision and with the participation of Globalstar’s management, including Globalstar’s principal executive officer and chief financial officer, of the effectiveness of the design and operation of Globalstar’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, Globalstar’s principal executive officer and chief financial officer concluded that Globalstar’s disclosure controls and procedures are effective to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.

      GTL maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to GTL’s restructuring officer to allow timely decisions regarding required disclosure.

      GTL has carried out an evaluation, under the supervision and with the participation of GTL’s restructuring officer, of the effectiveness of the design and operation of GTL’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, GTL’s restructuring officer concluded that GTL’s disclosure controls and procedures are effective to ensure that information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.

      (b)     During the period covered by this quarterly report on Form 10-Q, there has been no change in Globalstar’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Globalstar’s internal control over financial reporting.

      During the period covered by this quarterly report on Form 10-Q, there has been no change in GTL’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, GTL’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation (“Globalstar Capital”) on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the “10 3/4% Senior Notes”) in Superior Court, New Castle County, Delaware. Globalstar Capital and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes’ registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. The plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants’ motion to dismiss in part, dismissing plaintiffs’ claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. The defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff’s claim. This proceeding is also stayed pursuant the Bankruptcy Code.

      On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL’s business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, the Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

      On December 5, 2002, StarMD, LLC (“StarMD”) filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD “as many telephones as its requests and to provide service to plaintiff’s customers . . .;” (2) in assumpsit, for lost profits “and related revenue” from the sale of “an estimated 10,800 telephones,” in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff’s efforts in developing a marketing campaign, for damages “in excess of $25,000;” and (4) in trespass, for tortuously interfering with plaintiff’s agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The court declined to dismiss based on a lack of jurisdiction, and the case remains pending.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable.

Item 3.     Defaults Upon Senior Securities

      On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% RPPIs and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar’s debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace periods, constitute “events of default” under the terms of each of those debt instruments. Events of default have occurred under Globalstar’s $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. For a discussion of amounts of default, dividends payable and total arrearages owing under these instruments, see Notes 8, 9, 10, and 11 to Globalstar’s financial statements contained in Part I, Item 1 of this Report, each of which is incorporated by reference in this Part II, Item 3.

      On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court. Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt obligations were accelerated and became immediately due and payable.

Item 4.     Submission of Matters to Vote of Security Holders

      Not applicable.

Item 5.     Other Information

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits

      The following exhibits are filed as part of this report:

Exhibit 31.1	Certification Required by Rule 13a-14(a) under the Exchange Act
Exhibit 31.2	Certification Required by Rule 13a-14(a) under the Exchange Act
Exhibit 31.3	Certification Required by Rule 13a-14(a) under the Exchange Act
Exhibit 32.1	Certification Required by 18 U.S.C. Section 1350
Exhibit 32.2	Certification Required by 18 U.S.C. Section 1350
Exhibit 32.3	Certification Required by 18 U.S.C. Section 1350

      (b)     Reports on Form 8-K:

Date of Report	Description

April 4, 2003.	Press release announcing year-end financial results.
May 20, 2003.	Press release announcing first quarter financial results.
May 23, 2003.	Globalstar entered an Investment Agreement and DIP Agreement with ICO Global Communications (Holdings) Limited.
July 16, 2003.	Closing under Settlement Agreement and Release with Loral Space and Communications Ltd. occurred on July 10, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

GLOBALSTAR TELECOMMUNICATIONS LIMITED
Registrant

/s/ IRA E. GOLDBERG

Ira E. Goldberg
Restructuring Officer
and Registrant’s Authorized Officer
(Sole Executive Officer)

GLOBALSTAR, L.P.

/s/ DANIEL P. MCENTEE

Daniel P. McEntee
Vice President and Chief Financial Officer
and Registrant’s Authorized Officer
(Principal Financial Officer)

Date: August 14, 2003

INDEX TO EXHIBITS

Exhibit 31.1	Certification Required by Rule 13a-14(a) under the Exchange Act
Exhibit 31.2	Certification Required by Rule 13a-14(a) under the Exchange Act
Exhibit 31.3	Certification Required by Rule 13a-14(a) under the Exchange Act
Exhibit 32.1	Certification Required by 18 U.S.C. Section 1350
Exhibit 32.2	Certification Required by 18 U.S.C. Section 1350
Exhibit 32.3	Certification Required by 18 U.S.C. Section 1350